Form 10KSB
period 2002-12-31
STRATABID COM INC
filed 2003-04-04
CIK 1178552

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         -----------------------------
     For the Fiscal Year Ended                  Commission File Number
         December 31, 2002                             333-99101


                               STRATABID.COM, INC.
           Delaware                                      98-0381367
--------------------------------              -------------------------------
   (State of Incorporation)                   (I.R.S. Employer Identification)

                          Principal Executive Offices:
                      1500 West Georgia Street, Suite 1400
                       Vancouver, British Columbia V6G 2Z6
                            Telephone: (604) 734-9844

      Securities registered pursuant to Section 12(b) of the Exchange Act:

   Title of Each Class               Name of Each Exchange on Which Registered
   -------------------               -----------------------------------------
          None                                           None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None
                                      ----
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $12,831.

As of March 24, 2003, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was approximately $91,000 based upon the average price of $0.25/share.

As of March 24, 2003, the Registrant had outstanding 1,364,000 shares of common stock ($0.0001 par value).

Transitional Small Business Disclosure Format:    Yes [   ]   No [ X ]

                       Documents Incorporated by Reference

  Certain exhibits required by Item 13 have been incorporated by reference from the Company's previously filed SB-2 Registration Statement.
  ------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                                                       Page of
                                                                        Report
                                                                       -------

PART I.....................................................................2


        ITEM 1.DESCRIPTION OF BUSINESS.....................................2

        ITEM 2.DESCRIPTION OF PROPERTY.....................................7

        ITEM 3.LEGAL PROCEEDINGS...........................................7

        ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........7


PART II....................................................................7


        ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                  RELATED STOCKHOLDER MATTERS..............................7

        ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND
                  PLAN OF OPERATION........................................10

        ITEM 7.   FINANCIAL STATEMENTS.....................................16

        Page 16

        Independent Auditor's Report.......................................17

        ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE......................28


PART III...................................................................29


        ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                  EXCHANGE ACT.............................................29

        ITEM 10.  EXECUTIVE COMPENSATION...................................29

        ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT...............................................32

        ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........32

        ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.........................33

        ITEM 14.  CONTROLS AND PROCEDURES..................................33

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

Stratabid.com, Inc. (referred to hereafter as "StrataBid" or the "Company") is a startup stage Internet based commercial mortgage origination business. The Company operates primarily through its wholly-owned subsidiary, Stratabid.com Online (B.C.) Ltd. which provides services throughout Canada.

Corporate History

StrataBid was incorporated in the State of Delaware on January 14, 2000. On that date it issued 1,000,000 shares of its common stock to its initial founder, Steven Bruk for $1,000. Mr. Bruk developed the initial concept for the online commercial mortgage business but was unable to implement the business plan due to lack of financial resources and other commitments on his time.

On January 25, 2001, Mr. Bruk sold his 1,000,000 shares of common stock to Derek Wasson. In connection with the acquisition by Mr. Wasson of the shares from Mr. Bruk, Mr. Bruk resigned as the sole director and officer and Derek Wasson was appointed in his place.

Industry Overview

According to Statistics Canada, an agency of the Canadian government, almost $50 billion in commercial mortgage transactions are made every year in Canada. Commercial mortgage transactions involve secured financing for the development or purchase of apartment, industrial, retail and office buildings.

The past decade has been a time of significant change in the Canadian commercial mortgage market. The traditional large volume lenders, such as life insurance and trust companies, have merged or exited the market such that fewer lenders are now engaged in the commercial lending business. The Company believes that trust companies are handling only a quarter of the business they did ten years ago while life insurance companies continue to be the largest volume lender that represent only about half of the number of companies as compared to ten years ago. Commercial banks have also been a source for commercial lending. However, due to mergers and consolidations, fewer banks now compete in this industry. New lenders in the commercial mortgage market include credit unions and caisse populaires which have made strong inroads into the commercial lending market along with several U.S. financial companies and MBS lenders who have also recently entered this market. As a result, the commercial mortgage market has become increasingly fragmented and confusing as viewed by the typical commercial mortgage borrower.

Business of StrataBid

StrataBid intends to create an Internet based solution for arranging commercial term mortgages. In order to take advantage of its streamlined processing procedures, and its lower cost basis, StrataBid will target term loans secured by income producing properties in amounts of between approximately $650,000 and

$6,500,000 ($CDN 1 and $CDN 10 million). StrataBid believes that this loan size will comport to its online application process and underwriting review and provide the best application-to-consummation ratio. In addition, focusing on income producing properties is deemed to provide the most straightforward underwriting evaluation and lend themselves well to the abbreviated loan applications prepared on the StrataBid website.

To implement the Company's strategic plan, it developed and launched its website in June 2002. The website address is "www.stratabid.com." Initially, website visitors could review the online loan application and utilize a mortgage calculator. As of October 1, 2002, the first four member lenders were added to the website which is now fully functional. Customers can now visit the website, learn about the services offered by StrataBid, review interest rates, use online tools to compare financing scenarios, and complete and submit a commercial property loan application. The application will be screened by a StrataBid underwriter, initially by StrataBid's President, and, if the application meets certain underwriting criteria, will be submitted to one or more member lenders for funding consideration.

The Company plans to give borrowers the opportunity to apply directly to a qualified list of lenders interested in financing commercial properties. Borrowers will be able to log on to the StrataBid online marketplace where they will find a home page with links to three separate areas to work on their financing needs. In one area they will find a set of software tools allowing borrowers to perform technical analysis such as compare interest rates, loan payments and amortization, financing scenario comparisons and pay-out calculations. A second area will be a showcase of the participating lenders ("member lenders") and their products. The third area will allow borrowers to complete an online application form and return it to StrataBid. The Company plans to contract with experienced loan underwriters who will review the applications. If the application is complete and meets the underwriting guidelines it will be forwarded to the member lenders who, based upon pre-determined configurations of each lender, have expressed interest in financing such borrowers. The application will also be posted to a bulletin board where it can be viewed by all member lenders. The lenders will review the application and if interested will provide bid letters to StrataBid which will forward them to the borrower. The Company will then work with the borrower and the lender selected by the borrower to document and close the loan. Loan transactions will be completed with no brokerage fees to the borrower.

StrataBid's plan of business will provide two benefits to its member lenders. Firstly, StrataBid will provide a targeted forum featuring lenders' logos to promote its member lenders' products and build their brand name which is increasingly important in today's constantly changing mortgage market. Secondly, StrataBid will generate financing opportunities at no cost to its member lenders who can be listed on the StrataBid website for free. The Company's member lenders only pay referral fees to the Company when and if a loan transaction is consummated.

Referral fees will range from 1/4% to 1/2% of the loan principal amount. Referral fee percentages will vary depending on the size and complexity of the loan with larger loans typically assessed a lower fee percentage. The referral fee will be negotiated by StrataBid with the particular member lender and documented in the closing loan documentation.

The Company currently has four member lenders and anticipates having a fifth member lender added during 2003. Member lenders will agree to a one-year listing term with StrataBid during which term they are entitled to be listed on the StrataBid website and receive referrals as a member lender. These listing terms are oral arrangements at this time and StrataBid does not currently require a written agreement from the lender members. Listing terms can be renewed at the end of each term subject to request by the lender and approval by StrataBid. The initial member lenders include TD Canada Trust, Maple Mortgage Trust, First Marathon Mortgage Corporation and Canada Life Mortgage Services, Ltd.

After the mortgage lending business is established, the Company plans to start soliciting for advertising on its website. The Company anticipates that various property service providers such as escrow companies, property managers, building contractors, etc. will pay a fee to have their advertising posted on the StrataBid website. Member lenders will be charged a fee for advertising only if such member lender wishes to place advertising in addition to the lender listing provided at no charge. As of the end of fiscal year 2002, no advertising had yet been added to the StrataBid website.

StrataBid will focus its business development in Canada, particularly in the Provinces of British Columbia, Alberta and Ontario. StrataBid's mission is to create Canada's first national online commercial mortgage brokerage service.

As of December 31, 2002, the Company had closed two financing transactions, a term loan of $1,550,000 which generated referral fees of $8,900 and a term loan of $650,000 which generated referral fees of $4,000.

Principal Products or Services

StrataBid plans to provide an Internet-based marketplace where commercial mortgage borrowers and mortgage lenders come together to make commercial mortgage transactions. The online marketplace will be a "no user fee" commercial mortgage aggregator, which will offer the services of traditional mortgage brokers.

The Company will provide commercial mortgage borrowers with a readily available website which will give them access to mortgage calculation tools, an online application capability and direct access to a list of qualified lenders who are interested in financing commercial properties. Borrowers will have the ease of making one loan application from the convenience of their own computer which is promptly evaluated by qualified underwriters retained by StrataBid. Such underwriters will review the application and either return it if it fails to meet underwriting guidelines or forward it to those member lenders who will be most likely to be interested in and bid for the loan transaction. The borrower also has the benefit of having to pay no fee for utilizing the Company's services.

As a commercial mortgage brokerage firm, StrataBid expects that lenders will be drawn to participate in this web-based marketplace because it will generate financing opportunities in the market's most desirable segments. As mortgage origination is competitive and costly for lenders, the Company's service is planned to generate deal opportunities for its member lenders with no upfront marketing costs. The Company also plans to provide the underwriting services required to document and evaluate each application and facilitate closing the loan. StrataBid member lenders will pay a referral fee to StrataBid only when a transaction has been successfully completed.

As the Company's business matures, it plans to add new services until it operates a fully integrated commercial real estate portal. Initially, such new services will include the addition of paid advertising by vendors and service providers. The Company is actively soliciting customers to design and display advertising on the StrataBid website. Longer term services could include strategic partnerships with other related service providers and hosting commercial property listings.

The Company's marketplace will also serve mortgage brokers that may represent commercial borrowers but lack the tools to identify financing sources. These mortgage brokers may be located away from major centers and lack access to the commercial lending market, or may be residential specialists that lack the expertise in commercial mortgage finance. A mortgage broker can utilize StrataBid's services much like a borrower by submitting commercial mortgage applications on behalf of his or her clients. StrataBid will earn a referral fee if the loan is funded and the broker can bill his or her client for the services he or she has provided. In the future, the Company plans to create a broker center to service the mortgage brokerage community whereby brokers, for a fee, will be able to take advantage of customized online marketplace technologies and lender base as well as the Company's underwriting services.

Marketing

Borrowers have traditionally arranged financing of commercial real estate properties in one of two ways: through lenders directly or through mortgage brokers. More recently, in the United Stated borrowers have been able to access mortgage funds online through commercial mortgage brokerage sites.

Lenders are the providers of funds for commercial mortgage financing. In the Canadian market, these lenders would include trust companies, life insurance companies, credit unions and caisse populaires. In addition, several United States based financial companies have been making inroads into the Canadian commercial mortgage market. In addition to providing mortgage funding, lenders also solicit mortgages directly from the borrowers. StrataBid's competitive edge over other lenders is its ability to offer a borrower a list of member lenders to select from. StrataBid's application process allows a borrower to be considered by lenders for whom he/she is deemed to be a qualified applicant. In addition, a borrower could receive bids from more than one lender, thus giving the borrower a choice of lenders. From the lenders' point of view, the Company's service provides a free marketing tool and the advantage of receiving only pre-screened mortgage applications. The lender is charged a referral fee only if and when a loan transaction is consummated.

The Company's business plan involves working directly with established lenders to connect them with borrowers directly and by doing so replace the traditional mortgage brokers as intermediaries between borrowers and lenders. Traditional mortgage brokers market their financing expertise and market knowledge to borrowers. However, the transparency of the Company's online marketplace will enable borrowers with quality commercial real estate financing opportunities to access a selection of lenders who can then bid on the opportunity similar to a broker, but without the fees typically associated with utilizing mortgage brokers. However, it is anticipated that many mortgage brokers, who represent under-served areas or lack experience in commercial (as opposed to residential) mortgage lending, will find StrataBid's online marketplace a convenient and cost effective method of securing a commercial mortgage for their client.

Online commercial mortgage brokerages are only beginning in Canada. In the United States, several companies offer an online commercial mortgage brokerage model. By being one of the first companies to offer this online mortgage loan capability in Canada, StrataBid hopes to establish its web-based program and lender participation before other competitors enter the market.


Competition

The Company's principal sources of competition will include established lenders, traditional mortgage brokers and eventually other online mortgage originators.

As an early entrant into the online commercial mortgage origination market in Canada, the Company will have to heavily promote its name and services in order to create consumer awareness. However, even if borrowers become aware of the Company's services, there is no assurance that borrowers will choose to utilize its web-based services as an alternative to more traditional mortgage transactions with lenders or through a mortgage broker. There is the possibility that the Company's online services will be utilized by fewer, perhaps less qualified borrowers which would result in fewer consummated transactions and lower revenues.

Conversely, if StrataBid is successful in implementing its business plan by drawing significant numbers of qualified borrowers, its anticipates additional competition to be forthcoming very quickly. The mortgage brokerage business has relatively low barriers to entry which allow participates to enter the market with relative ease. Many of such competitors would have greater name recognition and financial resources than StrataBid does. As a result, competitors could acquire significant market share. StrataBid's inability to generate awareness of its web-based services and establish competitive advantages in the commercial mortgage marketplace would have a material adverse effect on its operations and profitability.

Intellectual Property, Government Approvals and Regulation

The Company's trade name, web site designs and business plan are not protected by any patents or copyrights. The Company's website domain name is registered with Network Solutions, Inc. and its website is maintained by Combustion Hosting. The Company is not subject to government regulation nor does it require any government approvals in either Canada or the United States to provide Internet or web design services to its customers. The Company may be subject to regulations in the future if state or federal agencies choose to impose regulations applicable to the Internet.

Persons performing mortgage broker services are subject to licensing by each Canadian province in which they do business. Mr. Wasson is a licensed mortgage broker in the Canadian provinces of Alberta, British Columbia and Ontario. No further licensing is required by StrataBid in order to carry-on its online mortgage brokerage business.

Research and Development Expenditures

During fiscal year 2001, the Company did not spend any funds on website research and development. The Company spent approximately $1,696 during fiscal year 2002 for website research and development.

Employees

StrataBid currently has one full-time employee, Derek Wasson who is its sole officer and director. Mr. Wasson currently devotes substantially all of his time to the development and operation of StrataBid including the underwriting service on loan applications until a full-time mortgage underwriter is hired. StrataBid also utilizes the services of a public relations consultant and a web designer on an as-needed basis. The Company expects to have one mortgage underwriter and one sales person on staff within the first half of 2003. The hiring of initial employees will depend on securing sufficient funding or realizing increased cash flow from operations to cover employee costs. Hiring of other management, staff and consultants will occur incrementally as funds become available and the need arises. The Company has no collective bargaining agreement or employment agreements in existence.


ITEM 2.     DESCRIPTION OF PROPERTY

The Company's corporate and operational offices are located at Suite 1400, 1500 West Georgia Street, Vancouver, British Columbia, Canada V6G 2Z6 where it leases office space under a month-to-month lease at a rental rate of $250 a month. Rent for the first four months from January to April of 2002 was donated by the president of StrataBid. As of May 1, 2002, StrataBid has paid the monthly rent for this office space. The Company believes this space is sufficient at this time and plans to move to expanded office space are contingent upon obtaining additional outside capital or increasing cash flow to allow for the hiring of full-time employees. The Company does not have any material assets and, as such, it does not own any real or personal property.


ITEM 3.     LEGAL PROCEEDINGS

Management is not aware of any pending or threatened litigation involving StrataBid or its officers or director, nor does it have any reason to believe that any such litigation is threatened.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS

StrataBid's common stock is not quoted on any exchange and there is no public trading market.

As of March 24, 2003 , StrataBid had 1,364,000 issued and outstanding shares of common stock held by 18 stockholders of record. Of the 1,364,000 shares of common stock outstanding as of March 24, 2003, 110,000 shares had been sold pursuant to Company's SB-2 registration statement and approximately 504,000 shares were eligible for resale pursuant to the SB-2 registration statement. Except for the shares registered in the SB-2 prospectus, StrataBid does not have any current intention or obligation to register any additional shares of common stock for sale.

There is no public market for StrataBid's common stock. Trades of its common stock, should a market ever develop, will be subject to Rule 15g-9 of the Securities and Exchange Commission ("SEC"), which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The SEC also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document proscribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for StrataBid's common stock. As a result of these rules, stockholders, even if a market for StrataBid's shares ever develops, may find it difficult to sell their shares.

StrataBid does not have any outstanding options, warrants or other arrangements providing for the issuance of additional shares of its capital stock.

As of March 24, 2003, there were approximately 18 holders of record of the Company's Common Stock. This amount does not include shares held in street name.

Preferred Stock

The provisions in the Company's Certificate of Incorporation allow its board of directors to issue preferred stock with rights, preferences and privileges superior to our common stock. The issuance of preferred stock with such rights may make the removal of management difficult even if such removal would be considered beneficial to stockholders generally. It would have the effect of limiting stockholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by our management. There are no shares of preferred stock outstanding, and there are no current plans, arrangements, commitments or undertakings to issue additional preferred stock. However, the board of directors has the authority to issue additional shares of preferred stock at any time up to the amount authorized in our Certificate of Incorporation.

Dividend Policy

The Company has never paid any cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for use in its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

---------------------- -------------------------- ------------------------- -------------------------
Plan category          Number of securities to be Weighted-average exercise Number of securities
                       issued upon exercise  of   price of outstanding      remaining available for
                       outstanding options,       options, warrants and     future issuance under
                       warrants and rights        rights                    equity compensation plans
                                                                            (excluding securities
                                                                            reflected in column (a))

                       (a)                        (b)                       (c)
---------------------- -------------------------- ------------------------- -------------------------
Equity compensation
plans approved by
security holders               None                          N/A                          N/A
---------------------- -------------------------- ------------------------- -------------------------
Equity compensation
plans not approved by
security holders               None                          N/A                          N/A
---------------------- -------------------------- ------------------------- -------------------------
Total                          None                       ________                     _________

---------------------- -------------------------- ------------------------- -------------------------


Recent Sales of Unregistered Securities

During the Company's last three fiscal years, it issued the following equity securities pursuant to exemption from registration under the Securities Act of 1933 (the "1933 Act").

In January 2000, the Company sold 1,000,0000 shares of its common stock to Steven Bruk, the initial founder, for $1,000. The sale of these shares was made in conjunction with the initial formation of StrataBid to the founder in a private transaction which was deemed exempt from registration pursuant to
Section 4(2) of the 1933 Act.

On July 5, 2002, the Company sold 254,0000 shares of its common stock to 14 investors, all of whom reside in British Columbia, Canada and are not deemed to be "U.S. persons" as that term is defined under Regulation S. The investors represented that they were purchasing such shares for their own account. Both the offer and the sale of the shares were made outside the United States and are deemed to be "offshore transactions" as that term is defined under Regulation S. The share certificates contain a legend indicating that such shares can only be transferred in compliance with the provisions of Regulation S. In light of the foregoing, such sales were deemed exempt from registration pursuant to Regulation S of the 1933 Act.

Recent Sales of Registered Securities

Subsequent to the Company's year end, on January 24, 2003, the Company's registration statement on Form SB-2 was declared effective by the SEC (File #333-99101).

The offering of 500,000 shares of common stock ($0.0001 par value) by the Company commenced on January 24, 2003. The registration statement also covered the offering of up to 504,000 shares of common stock ($0.0001 par value) by selling stockholders. The shares offered by both the Company and the selling stockholders are being offered at $0.25 per share.

As of March 24, 2003, the Company had sold 110,000 shares of common stock at $0.25 per share raising proceeds of $27,500. According to the Company's transfer agent, as of March 24, 2003, none of the selling stockholders had submitted shares for transfer.

No underwriting fees or commissions or finder's fees were paid in conjunction with this offering. The Company had paid or had allocated $24,931 related to expenses of the registration statement including legal and accounting fees. After deducting offering expenses, the Company had $2,570 of net proceeds, which, as of March 24, 2003, had been disbursed or allocated as follows:

         $1,385       to Completion Corp. for SEC electronic filing costs
         $965         to Interwest Transfer Co., Inc. for transfer agent fees
         $95          to Delaware Registry, Ltd. for registered agent fees

The Company expects to raise additional proceeds in this offering before its termination date of April 30, 2003.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND
            PLAN OF OPERATION

For more detailed financial information, please refer to the audited December 31, 2002 Financial Statements included in this Form 10-KSB.

Caution About Forward-Looking Statements

This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Such forward-looking statements have been completed on the basis of assumptions made by management and considered by management to be reasonable. The assumptions represent estimates of future events and are subject to various uncertainties including changes in economic, legislative, industry, and other circumstances. As a result of these risks and uncertainties, investors should be aware that actual results may differ materially from the Company's expressed expectations. The Company does not undertake to update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-KSB and should be considered carefully.

Plan of Operation for the Next Twelve Months

StrataBid was incorporated in the State of Delaware on January 14, 2000. Since inception, it has relied on equity financings to fund its operations. Funds required to finance the Company's future Internet services, marketing efforts and ongoing business are expected to come primarily from debt and equity financing with the remainder provided from operating revenues. The Company has generated only limited operating revenues to date. Future financings may be necessary to meet its anticipated working capital needs during the current fiscal year. Potential sources of additional capital include private placements with institutional investors and/or a public offering of its common stock.

StrataBid's plan of business encompasses the following steps.

   o     Raise capital of up to $125,000 through the sale of equity securities

   o     During  the next twelve months develop and refine its website including
         expending   approximately   $5,000   to   design   and  display  vendor
         advertising.

   o Continue discussions with additional mortgage lenders with the goal of adding between one and four more member lenders during fiscal year 2003. The cost of this effort is estimated at $2,000.

   o Aggressively market its commercial mortgage services including print advertising and hosting a booth at the International Conference of Shopping Centers ("ICSC") in Whistler, B.C. in January. Print advertising is estimated to cost $350 over the next 52 weeks while the participation in the ICSC conference is estimated to cost $3,000.

   o     Payment of President's annual salary of $36,000.

   o     Six months of business consulting fees aggregating $9,000.

   o During the next twelve months, hire and train a mortgage underwriter, a sales/marketing person and one or more support staff which is estimated to cost $27,000.

All of the above milestones are expected to be financed primarily from the proceeds from the sale of common stock and to a lesser extent by operating revenues and outside capital investment.

The Company has made initial progress in implementing its business. Its website, www.stratabid.com became active in June 2002 and the first four member lenders ----------------- were added to the website as of October 1, 2002.

StrataBid will face considerable risks in each step of its business plan, such as the anticipated difficulty in persuading the commercial real estate financing industry to embrace the Internet. Other anticipated challenges include finding and developing the Company's employees, meeting increasing competitive pressures and overcoming continuing negative economic conditions which tend to reduce commercial property development and investment.

The Company began generating revenues from operations by late 2002 but it does not anticipate generating positive cash flow until the second year of operations. Therefore, the Company anticipates obtaining the capital which it will require to fund operations and growth through a combination of debt and equity financing. The Company anticipates that in the next 12 months, it will need approximately $100,000 to establish and promote its web-based business. Consequently, if the Company raises the maximum proceeds from its public offering ($125,000), it would expect to have sufficient funds to meet cash requirements for the next 12 months. If the Company raises less than the maximum proceeds, it would expect to have sufficient funds to meet cash requirements for the next 6-8 months assuming a program of reduced capital expenditures would be implemented. There is no assurance that the Company will be able to obtain necessary amounts of capital or that its estimates of its capital requirements will prove to be accurate.

If lesser amounts of proceeds are realized from the Company's public offering, it would curtail print advertising expenditures and delay the hiring of full-time staff and securing larger office space. The Company will be forced to rely on its existing cash in the bank and funds loaned by management if insufficient investment capital threatens its ongoing operations. StrataBid's management has no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan, and would, instead, delay or reduce all cash intensive activities. Without necessary cash flow, the Company may be able to sustain only limited operations until such time as necessary funds can be raised.

Results of Operation

From the Company's inception until April 2001, the Company was not conducting active business operations. After April 2001, at which time Mr. Wasson bought control of the Company, StrataBid commenced business operations relating to its business plan to establish an Internet based commercial mortgage origination business. As a result, the Company is in the early development stage of its business.

Due to the Company's partial operations during the year 2001, comparisons between the operating results of the Company for the years 2001 and 2002 are not as relevant as they otherwise would be if the Company had been engaged in business operations during both full fiscal years. In addition, because of the Company's current growth strategy, the results of operations for the last two fiscal years will likely not be indicative of the Company's future operations. The current management discussion and analysis should be read in the context of the Company's commencement of business operations in April 2001 as a result of its change of control.

Operating Results for the Years Ended December 31, 2002 and 2001

As a result of the Company's commencing active business development in fiscal year 2001, its revenues increased from zero in fiscal 2001 to $12,831 in fiscal 2002. Such revenues were generated through referral fees paid by member lenders relating to commercial mortgage transactions consummated with commercial borrows. These fees were paid with regard to two mortgage transactions closed during fiscal year 2002.

Operating expenses increased from $16,226 in fiscal year 2001 to $91,491 in fiscal year 2002. This substantial increase represents StrataBid's operations for a full year in 2002 and its continued development and implementation of its business during fiscal year 2002. Professional and consulting fees aggregated $61,270 which included $19,345 of professional fees relating to the preparation of the Company's Registration Statement filed with the U.S. Securities and Exchange Commission ("SEC") during fiscal year 2002. Consulting fees also include $24,876 earned by the Company's President in lieu of salary. Operating expenses include donated services valued at $2000 for fiscal year 2002 and $12,000 for fiscal year 2001 relating to the development of the Company's business plan by its President. The Company paid $5,506 in office rent and telephone costs and received $1,000 of donated rent from its President. The Company spent $3,404 in travel and promotion, which amount is expected to increase during the current fiscal year as the Company seeks to increase the awareness and use of its web based mortgage business.

The Company's net loss for the year 2002 was $91,491 compared to a net loss of $16,226 in fiscal year 2001. The larger loss recorded in 2002, reflect the commencement of operating revenues offset by substantial increases in operating expenses relating to the Company's development of its business and preparation of its SEC registration statement. The smaller net loss in 2001 reflects initial start-up costs incurred during April through December of 2001.

Liquidity and Capital Resources

StrataBid has incurred losses since the inception of its business (January 14, 2000), and, as of December 31, 2002, it has an accumulated deficit of $95,840. At December 31, 2002, the Company had cash and cash equivalents of $3,761 and a net working capital deficit of $36,210.

To date, the Company has funded its operations through a combination of short-term debt and the issuance of common stock and to a lesser extent from revenues. During fiscal year 2002, the Company had raised $50,800 from the sale of 254,000 shares of common stock through private placement channels. The Company also realized $3,000 of donated services and rent from a related party.

As of December 31, 2002, StrataBid's principal commitments included its obligation to pay $1,500 per month under its consulting arrangement with Big Sky Management Ltd., which can be cancelled upon 30 days notice by either party. StrataBid also has a month-to-month lease of $250 per month for the Company's corporate offices.

During fiscal year 2002, the Company's President made loans to the Company aggregating $12,373 of which $4,873 remained outstanding as of December 31, 2002.

The Company's audited consolidated financial statements for the year ended December 31, 2002 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. However, the auditor has indicated that the Company's inability to generate sufficient revenue raises substantial doubt as to its ability to continue as a going concern.

The Company expects its expenses will continue to increase during the foreseeable future as a result of increased marketing expenses and the development of its website. The Company is dependent on the proceeds from future debt or equity investments to supplement its operating revenues in order to sustain its operations and implement its business plan. If the Company is unable to raise sufficient capital, it will be required to delay or forego some portion of its business plan, which may have a material adverse effect on its anticipated results from operations and financial condition. Alternatively, the Company may seek interim financing in the form of bank loans, private placement of debt or equity securities, or some combination of these. Such interim financing may not be available in the amounts or at the times when the Company requires, and will likely not be on terms favourable to the Company.

Subsequent to the year end, StrataBid's SB-2 registration statement was declared effective by the SEC. In addition to registering 504,000 shares of its common stock on behalf of selling stockholders, StrataBid has registered 500,000 shares of its common stock to be sold by the Company at $0.25 per share. As of March 24, 2003, StrataBid had raised $27,500 from the sale of shares pursuant to the above registration statement.

Factors Affecting Future Operating Results

The Company has incurred losses since inception and has generated only limited revenues during 2002. As a result of the losses and negative cash flows from operations, the Company's ability to continue operations will depend on its ability to generate increased revenues and the availability of outside financing for working capital. If the Company is unable to generate sufficient revenues in the near future to cover its expenses or obtain outside capital to cover operating expenses, it may be unable to establish or maintain business operations.

StrataBid is a start-up company and is in the process of setting up its business and website. The Company has only recently commenced its business operations and has generated only minimal revenues. As a result, StrataBid has only a limited operating history upon which an evaluation of its future performance can be made. StrataBid's future prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established an operating track record.

Because StrataBid has minimal revenues, it intends to fund its initial operations with additional outside capital. The Company estimates needing approximately $100,000 in the next 12 months to promote its web-based business. Although StrataBid is seeking to raise up to $125,000 in a public offering of common stock, there is no assurance that this amount or any meaningful amount will be raised in this offering. If StrataBid is unable to obtain financing in the amounts and on acceptable terms, its business and future success will be adversely affected. To date, the Company has relied on the sale of equity securities to meet its operational and capital requirements. Any future equity financing could result in dilution to StrataBid stockholders. Future debt financing will result in interest expense and the risk that StrataBid cannot repay the debt when due.

The success of the Company's Internet based business will depend on several factors including:

   o Electronic commerce is still developing and may not be suitable for the commercial real estate financing industry and even if suitable, may not capture sufficient business to generate profitable operations;

   o     The  commercial   real  estate  financing  industry  has  traditionally
         relied on non-Internet based means of doing business;

   o StrataBid has no long term contracts or agreements with its customers or lenders and, as a result, it has no assurance of ongoing revenues;

   o StrataBid's ability to increase consumer awareness of and willingness to utilize Internet-based services to apply for commercial real estate loans;

   o Government regulation or taxation may adversely affect the users of electronic commerce.

Any of the above factors could prevent the Company's commercial real estate related Internet services and new products from attracting sufficient numbers of customers to result in profits.

Although the Company has back up facilities for its computer systems, it relies on one provider to host the StrataBid website. If the Company's website host failed to provide service to its systems, StrataBid would be unable to maintain website availability. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. StrataBid's business depends on the efficient and reliable operation of its computer and communications hardware systems. Any system interruptions that causes the Company's website to be unavailable could materially adversely affect its business.

The Company may be subject to legal claims relating to the content in its website and related products. Some of the content proposed for the Company's online marketplace may be drawn from data compiled by other parties, including governmental and commercial sources. The Company will then reformat that data and produce specialized products based on that market segment. This data may have errors. If the Company's content is improperly used or if it supplies incorrect information, it could result in unexpected liability. StrataBid's business, financial condition and operating results could suffer a material adverse effect if costs or losses resulting from these claims are not covered by its insurance or exceed its coverage.

ITEM 7.    FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Index to Financial Statements

Report of Independent Accountants                                         17

Consolidated Balance Sheets as of December 31, 2002 and 2001              18

Consolidated Statements of Operations for the year ended                  19
December 31, 2002 and 2001 and for the period from January 14, 2000 (Inception) to December 31, 2002

Consolidated Statements of Cash Flows for the year ended                  20
December 31, 2002and 2001 and for the period from January 14, 2000 (Inception) to December 31, 2002

Consolidated Statements of Stockholders' Equity for the years             21
ended December 31, 2002 and 2001 and for the period from January 14, 2000 (Inception) to December 31, 2002

Notes to the Consolidated Financial Statements                          22-25

                      [MANNING ELLIOTT LOGO]
MANNING ELLIOTT                    11th floor,1050 West Pender Street,Vancouver,
                                   BC, Canada V6E 357
CHARTERED ACCOUNTANTS              Phone:604.714.3600 Fax:604.715.3669
                                   Web:manningelliott.com

Independent Auditor's Report


To the Board of Directors and Stockholders of Stratabid.com, Inc.
(A Development Stage Company)


We have audited the accompanying consolidated balance sheets of Stratabid.com, Inc. (A Development Stage Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, cash flows and stockholders' equity accumulated for the period from January 14, 2000 (Date of Inception) to December 31, 2002 and the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Stratabid.com, Inc. (A Development Stage Company), as of December 31, 2002 and 2001, and the results of its operations and its cash flows accumulated for the period from January 14, 2000 (Date of Inception) to December 31, 2002 and the years ended December 31, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not obtained profitable operations since inception and will need equity financing to begin realizing upon its business plan. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ "Manning Elliott"

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 25, 2003

Stratabid.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)
                                                 December 31,      December 31,
                                                     2002              2001
Assets                                                $                 $

Current Assets
Cash                                                3,761                70
Accounts receivable                                 4,012                 -
-------------------------------------------------------------------------------
Total Current Assets                                7,773                70

Equipment (Note 3)                                  1,644                 -
Website Development Costs                           1,696                 -
Deferred Financing Cost (Note 4)                   19,345                 -
-------------------------------------------------------------------------------
Total Assets                                       30,458                70
===============================================================================
Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable                                   33,610                 -
Accrued liabilities                                 5,500             1,000
Due to a related party (Note 4)                     4,873               250
-------------------------------------------------------------------------------
Total Liabilities                                  43,983             1,250
-------------------------------------------------------------------------------
Commitments (Note 1)

Stockholders' Deficit

Preferred Stock, 5,000,000 preferred                    -                 -
shares authorized with a par value
of $0.0001, none issued

Common Stock, 30,000,000 common                       125               100
shares authorized with a par value of
$0.0001, 1,254,000 and 1,000,000 common
shares issued and outstanding respectively

Additional Paid in Capital                         64,375               900
Donated Capital (Note 4)                           18,000            15,000
-------------------------------------------------------------------------------
                                                   82,500            16,000

Accumulated Other Comprehensive Loss                 (185)                -
Deficit Accumulated During the Development Stage  (95,840)          (17,180)
-------------------------------------------------------------------------------
Total Stockholders' Deficit                       (13,525)           (1,180)
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit        30,458                70
===============================================================================

     (The accompanying notes are integral part of the financial statements)

Stratabid.com, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(expressed in U.S. dollars)

                                                                    From
                                        Year       Year       January 14, 2000
                                       Ended       Ended    (Date of Inception)
                                     December     December    to December 31,
                                     31, 2002     31, 2001          2002
                                         $            $               $

Revenue                                 12,831            -             12,831
-------------------------------------------------------------------------------
Expenses

Accounting and audit                     8,600        1,000              9,600
Amortization of equipment                  239            -                239
Bank charges                               407           77                648
Consulting (Note 4)                     39,338            -             39,338
Discount on shares issued               12,700            -             12,700
Donated rent (Note 4)                    1,000        3,000              4,000
Donated services (Note 4)                2,000       12,000             14,000
Foreign exchange                           623            -                623
Legal                                   13,332          149             13,481
Office, rent and telephone               5,506            -              5,506
Organizational                             521            -              1,311
Transfer agent and regulatory fees       3,821            -              3,821
Travel and promotion                     3,404            -              3,404
-------------------------------------------------------------------------------
                                        91,491       16,226            108,671
-------------------------------------------------------------------------------
Net Loss for the Period                (78,660)     (16,226)           (95,840)
===============================================================================
Net Loss Per Share                       (0.07)       (0.02)
===============================================================================
Weighted Average Shares Outstanding  1,127,000    1,000,000
===============================================================================
(Diluted loss per share has not been presented as the result is anti-dilutive)

















     (The accompanying notes are integral part of the financial statements)

Stratabid.com, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(expressed in U.S. dollars)

                                                                                      From
                                                        Year        Year       January 14, 2000
                                                       Ended        Ended    (Date of Inception)
                                                     December      December    to December 31,
                                                     31, 2002      31, 2001          2002
                                                         $             $               $

Cash Flows to Operating Activities

Net loss for the period                               (78,660)      (16,226)          (95,840)

Adjustments to reconcile net loss to cash

Amortization of equipment                                 239             -               239
Discount on shares issued                              12,700             -            12,700
Donated services and rent                               3,000        15,000            18,000
Organizational expenses paid by a shareholder               -             -               790

Change in non-cash working capital items
Increase in accounts receivable                        (4,012)            -            (4,012)
Increase in accounts payable and accrued liabilities   38,110         1,000            39,110
---------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                 (28,623)         (226)          (29,013)
---------------------------------------------------------------------------------------------
Cash Flows to Investing Activities
Purchase of equipment                                  (1,883)            -            (1,883)
Website development costs                              (1,696)            -            (1,696)
---------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                  (3,579)            -            (3,579)
---------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Proceeds from a related party                           4,623           250             4,873
Issuance of common stock                               50,800             -            51,010
Payment of deferred financing costs                   (19,345)            -           (19,345)
---------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities              36,078           250            36,538
---------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                  (185)            -              (185)
---------------------------------------------------------------------------------------------
Increase in cash                                        3,691            24             3,761
Cash - beginning of period                                 70            46                 -
---------------------------------------------------------------------------------------------
Cash - end of period                                    3,761            70             3,761
=============================================================================================
Non-Cash Financing Activities
Discount on shares issued                              12,700             -            12,700
=============================================================================================
Supplemental Disclosures
Interest paid                                               -             -                 -
Income tax paid                                             -             -                 -


     (The accompanying notes are integral part of the financial statements)

Stratabid.com, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From January 14, 2000 (Date of Inception) to December 31, 2002
(expressed in U.S. dollars))

                                                                                       Deficit
                                                                 Accumulated         Accumulated
                                              Additional            Other             During the
                                                Paid-in  Donated Comprehensive       Development
                                Shares  Amount  Capital  Capital     Loss       Total   Stage
                                   #      $        $        $         $           $       $

Balance - January 14, 2000           -      -         -       -          -          -        -
(Date of Inception)

Stock issued for cash and    1,000,000    100       900       -          -      1,000        -
organizational expenses
(Note 3)

Net loss for the period              -      -         -       -          -          -     (954)
-------------------------------------------------------------------------------------------------
Balance - December 31, 2000  1,000,000    100       900       -          -      1,000     (954)

Value of services and rent           -      -         -  15,000          -     15,000        -
donated by a related party

Net loss for the year                -      -         -       -          -          -  (16,226)
-------------------------------------------------------------------------------------------------
Balance - December 31, 2001  1,000,000    100       900  15,000          -     16,000  (17,180)

Stock issued at $0.25 per      254,000     25    63,475       -          -     63,500        -
share less a $0.05 per share
discount for cash proceeds
of $0.20 per share

Translation adjustment               -      -         -       -       (185)         -        -

Value of services and rent           -      -         -   3,000          -      3,000        -
donated by a related party

Net loss for the year                -      -         -       -          -          -  (78,660)
-------------------------------------------------------------------------------------------------
Balance - December 31, 2002  1,254,000    125    64,375  18,000       (185)    82,500  (95,840)
=================================================================================================












     (The accompanying notes are integral part of the financial statements)

Stratabid.com, Inc.
(A Development State Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to December 31, 2002 (expressed in U.S. Dollars

1.       Development Stage Company

         Stratabid.com, Inc. herein (the "Company") was incorporated in the State of Delaware, U.S.A. on January 14, 2000. The Company is a start-up stage Internet based commercial mortgage origination business based in Vancouver, BC, Canada. The Company offers an online alternative for arranging commercial term mortgages. The Company gives borrowers the opportunity to apply directly to a qualified market of lenders interested in financing their asset. Borrowers will be able to log on to a website where they will find a home page featuring lenders logos and links to three separate areas to work on their financing needs. In one area they will find a set of software tools to do technical analysis such as compare interest rates, loan payments, amortizations, financing scenario comparisons and payout calculations. Another area will be a showcase of the lending partners and their products. In the last area borrowers will complete an online application form and return it to the website. An experienced underwriter for the Company will review and forward it to the lending partners to provide quotes on the deal. The lender that is successful in arranging the financing will pay the Company a referral fee for the business. For lending partners the Company provides two benefits. Firstly it provides a targeted forum to promote their products and build their brand, which is increasingly important in today's constantly changing mortgage market. Secondly it generates financing opportunities at no cost. The lenders only pay referral fees when successful in arranging a loan.

         The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products and services. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

         Pursuant to a private placement Offering Memorandum, the Company issued 254,000 common shares at $0.20 per share for total cash consideration of $50,800 after a $0.05 per share, or $12,700 discount.

         The  Company  plans  to  raise  equity  funds  through  a  Registration
         Statement  filed  with  the  United  States   Securities  and  Exchange
         Commission. (See Note 7).

Stratabid.com, Inc.
(A Development State Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to December 31, 2002 (expressed in U.S. Dollars

2.       Summary of Significant Accounting Policies
   (a)   Use of Estimates

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

   (b)   Consolidated Financial Statements

         These financial statements include the accounts of Stratabid.com, Inc. and its wholly-owned Canadian subsidiary Stratabid.com Online (B.C.) Ltd. All inter-company balances have been eliminated.

   (c)   Year End

         The Company's fiscal year end is December 31.

   (d)   Cash and Cash Equivalents

         The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

   (e)   Equipment

         Equipment is stated at cost. Amortization is computed on a 30% declining balance basis.

   (f)   Website Development Costs

         The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs".

         The Company's website is currently being developed. Costs associated with the website will consist primarily of software purchased from a third party. The Company is capitalizing costs of computer software obtained for internal use in web design and network operations. These capitalized costs will be amortized based on their estimated useful life over three years. Payroll and related costs will not be capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content will be expensed as incurred.

Stratabid.com, Inc.
(A Development State Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to December 31, 2002 (expressed in U.S. Dollars

2.       Summary of Significant Accounting Policies (continued)

   (g)   Long-Lived Assets

         In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

   (h)   Foreign Currency Translation

         The functional currency of the Company's international subsidiary is the local currency. The financial statements of this subsidiary are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations.

   (i)   Revenue Recognition

         The Company receives from lenders a referral fee when the Company is successful in arranging a loan. The referral fee revenue is recognized in the period the fee is earned. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial
         Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

   (j)   Basic and Diluted Net Income (Loss) Per Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the

Stratabid.com, Inc.
(A Development State Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to December 31, 2002 (expressed in U.S. Dollars

2.       Summary of Significant Accounting Policies (continued)

         if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

   (k)   Financial Instruments

         The fair values of cash and equivalents, accounts payable, accrued liabilities, and due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

   (l)   Other Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company had a comprehensive loss of $78,845 and $16,226 which includes a foreign currency translation loss of $185 and $Nil, at December 31, 2002 and 2001, respectively.

   (m)   Recent Accounting Pronouncements

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has no stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

Stratabid.com, Inc.
(A Development State Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to December 31, 2002 (expressed in U.S. Dollars

2.       Summary of Significant Accounting Policies (continued)

         In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

         FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

3.   Equipment
                                                December 31, December 31,
                                                   2002         2001
                                  Accumulated    Carrying     Carrying
                           Cost   Amortization    Value         Value
                            $          $            $             $

     Computer equipment   1,883            239       1,644              -
     ------------------ --------- -------------  ----------  -------------

4.       Deferred Financing Cost

         During the year the Company paid $19,345 for professional fees relating to the preparation of a Registration Statement subsequently filed with the United States Securities and Exchange Commission. (See Note 7).

5.       Related Party Transactions/Balances

   (a) The business plan the Company is exploiting was developed by the President and sole shareholder of the Company on behalf of the Company during the period ended fiscal 2001. There was no charge to the Company for these services valued at $2,000 for fiscal 2002 and $12,000 for fiscal 2001. Rent and office costs valued at $1,000 for fiscal 2002 and $3,000 for fiscal 2001 were paid for by this related party at no cost to the Company. These services and costs, valued at $18,000 from date of inception, are treated as donated capital and charged to operations.

Stratabid.com, Inc.
(A Development State Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to December 31, 2002 (expressed in U.S. Dollars

5.       Related Party Transactions/Balances (Continued)

   (b) The President of the Company was paid $24,876 for consulting services during the year ended December 31, 2002.

   (c) A loan of $4,873 is due to the President of the Company on an unsecured, non-interest bearing, demand basis.

   (d) During he period, a note payable of $7,500 was due to the President of the Company on an unsecured, non-interest bearing, demand basis. This note was repaid on June 12, 2002 out of proceeds from a private placement.

6.       Income Tax

         Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses of $84,234, which expire starting in 2015. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

         The components of the net deferred tax asset at December 31, 2002 and 2001, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                              2002                 2001
                                               $                    $

Net Operating Loss                           82,054               1,226
Statutory Tax Rate                               34%                 34%
Effective Tax Rate                                -                   -
Deferred Tax Asset                           27,898                 417
Valuation Allowance                         (27,898)               (417)
-------------------------------------  ------------------  -------------------
Net Deferred Tax Asset                            -                   -
=====================================  ==================  ===================

7.       Subsequent Event

         In January 2003, the Company filed a Registration Statement (SB-2) with the United States Securities and Exchange Commission (SEC). The statement was subsequently declared effective by the SEC. The Company plans to raise additional equity funds to finance operations.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our sole director and executive officer, and his age and positions, and duration as such, are as follows:

Name                Position                  Age          Director Since
-------          ---------------              ---          --------------
Derek Wasson  President, Secretary, Chief     37           January 25, 2001
              Financial Officer and Director

Business Experience

The following is information on the business experience of our officer and director.

Derek Wasson is the sole full-time employee, officer and director of StrataBid. From 1995 to 2002, he has been a Senior Associate Commercial Mortgage Broker with Realtech Capital Group Inc. of Vancouver, British Columbia. Realtech is a full service commercial mortgage brokerage firm operating in Canada. Their services include commercial and multi-family term and construction lending and equity syndications. From 1991-1995, Mr. Wasson was employed as a mortgage broker for Mortgage Centre Firstline of Vancouver, British Columbia where he arranged commercial and residential mortgages. Mr. Wasson is a licensed mortgage broker in the Canadian province of British Columbia. Mr. Wasson holds a B.A. in International Relations from the University of British Columbia.

The  director   holds  office  until  his  successor  is  duly  elected  by  the stockholders. Executive officers serve at the pleasure of the Board of Directors.

Board Meetings and Committees

The Board of Directors of the Company held one meeting and acted by unanimous consent on seven occasions during the year ended December 31, 2002. The Board does not currently have an Audit, Executive or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not currently subject to compliance under Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company's Chief Executive Officer during the last three completed fiscal years. No other officers received annual compensation in excess of $100,000 during the last completed fiscal year.

                           Summary Compensation Table

                       Annual Compensation                Long Term  Compensation
                       ---------------------------  ----------------------------------------
                                                            Awards          Payout
                                                    ----------------------  -------
                Year   Salary  Bonus  Other Annual  Restricted  Securities   LTIP    All Other
                                ($)   Compensation    Stock     Underlying  Payout  Compensation
                                         ($)         Award(s)   Options (#)  ($)        ($)
-------------------------------------------------------------------------------------------------
Derek Wasson  2002     - 0 -   - 0 -   $19,047(1)     - 0 -       - 0 -     - 0 -      - 0 -
CEO           2001(2)   -0-     -0-      -0-           -0-         -0-       -0-        -0-

Steven Bruk   2001(3)  - 0 -   - 0 -    - 0 -         - 0 -       - 0 -     - 0 -      - 0 -
(Former CEO)  2000(4)  - 0 -   - 0 -    - 0 -         - 0 -       - 0 -     - 0 -      - 0 -

-----------------------------
(1) Represents consulting fees paid in 2002.
(2) For the period January 25, 2001 to December 31, 2001.
(3) For the period January 1, 2001 to January 25, 2001
(4) For the period January 14, 2000 (incorporation) to December 31, 2000.

As of November 1, 2002, Mr. Wasson was authorized to draw a salary of $3,000 per month but only if StrataBid has funds available to do so. No salary was paid to Mr. Wasson during 2002. Up to six months of Mr. Wasson's salary ($18,000) is intended to be paid from proceeds of the Company's public offering. Thereafter, Mr. Wasson's salary will be adjusted on the basis of revenues and cash flows of StrataBid, but is not expected to exceed $3,000 per month for the foreseeable future. After six months, if a monthly salary cannot be sustained by StrataBid, Mr. Wasson expects to continue receiving consulting fees of up to $2,875 per month which would be paid periodically when and if funds are available to do so. Mr. Wasson's salary is intended to provide a regular monthly amount paid semi-monthly while Mr. Wasson's consulting fees reflect an irregular, variable amount paid when and if funds are available to do so.

Employment/Consulting Agreements

The Company does not have any employment agreements.

The Company has entered into a consulting agreement with Big Sky Management Ltd. of Vancouver, British Columbia dated March 21, 2002 pursuant to which the Company has retained Big Sky Management Ltd. to serve as its financial consultant in connection with the Company's organization and financing. The Company has agreed to pay Big Sky Management Ltd. the sum of $1,500 per month. As of December 31, 2002, Big Sky Management had been paid consulting fees of $9,630 with an additional $4,815 being accrued as of December 31, 2002. This consulting agreement may be terminated by either party with 30 days notice. The Company has also agreed to reimburse Big Sky Management Ltd. for all out of pocket expenses incurred by it. Neither Big Sky Management nor any of its employees are affiliates of StrataBid.

Stock Option Plan

The Company does not have a stock option plan and it has not issued any warrants, options or other rights to acquire its securities.

Employee Pension, Profit Sharing or other Retirement Plans

The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Director's Compensation

At present the Company does not pay its directors for attending meetings of its Board of Directors, although its expects to adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which its directors are compensated for any services provided as a director or for committee participation or special assignments.

Limitation of liability and indemnification matters

The General Corporation Law of the State of Delaware permits indemnification of directors, officers, and employees of corporations under certain conditions subject to certain limitations. Article XIII of StrataBid's Certificate of Incorporation states that it may provide indemnification of its agents, including its officers and directors to the maximum extent permitted by the Delaware Corporation Law. In the event that a claim for indemnification (other than the payment by StrataBid of expenses incurred or paid by its sole director and officer in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities in the Company's registered offering, StrataBid will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is appropriate and will be governed by the final adjudication of such issue.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, StrataBid has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of March 24, 2003 by: (i) each executive officer and director of the Company; (ii) all executive officers and directors of the
Company as a group; and (iii) owners of more than 5% of the Company's Common Stock.

  -------------------------- ------------------ ------------------- ----------
  Name and Address of                            Number of Shares
  Beneficial Owner                Position      Beneficially Owned   Percent
  -------------------------- ------------------ ------------------- ----------
  Derek Wasson
  1675 Larch Street          Chairman and CEO       1,000,000*        73%
  Vancouver, BC V3K 3N7
  -------------------------- ------------------ ------------------- ----------
  All officers and directors
  as a group (1 individual)                         1,000,000*        73%
  -------------------------- ------------------ ------------------- ----------

------------------------------
* Amount excludes 2,000 shares of the Company's common stock owned by the parents of Mr. Wasson, for which Mr. Wasson disclaims any beneficiary ownership.

Change in Control

On January 25, 2001, Steven Bruk sold his 1,000,000 shares of StrataBid's common stock to Derek Wasson. As a result of this transaction, Mr. Bruk resigned as the sole director and officer of StrataBid and Mr. Wasson assumed those positions of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Due to the fact that Steven Bruk originally founded StrataBid, he could be deemed a promoter of StrataBid. He originally paid $1,000 for his 1,000,000 share of stock upon formation in January, 2000. On January 25, 2001, Mr. Bruk sold the 1,000,000 shares held by him to Derek Wasson for $1,000. In addition, Mr. Bruk resigned as the Company's sole officer and director and Mr. Wasson was appointed in his place.

Derek Wasson earned $24,876 in consulting fees from March 2002 to December 2002. Commencing November 1, 2002 StrataBid intended to pay Mr. Wasson a monthly salary of $3,000 but only to the extent funds were available to do so without curtailing StrataBid's operational requirements. If a monthly salary cannot be sustained, StrataBid will continue to pay a consulting fee of approximately $2,875 per month periodically as and if funds are available to do so. No monthly salary was paid during 2002.

During 2002, Mr. Wasson had advanced $12,373 to StrataBid for the purpose of paying various costs and expenses associated with establishing its business and website. On June 12, 2002, Mr. Wasson was repaid $7,500 of this amount represented by a non-interest bearing demand promissory note. The balance of $4,873 is non-interest bearing and payable on demand.

..

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit 3.1(1)    Certificate of Incorporation dated January 14, 2000.
         Exhibit 3.2(1)    Bylaws
         Exhibit 10.1(1)   Consulting Agreement with Big Sky Management, Ltd.
         Exhibit 99.1 Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
         Exhibit 99.2 Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.
         Exhibit 99.3 Certification pursuant to Section 906 of the Sarbanes -Oxley Act of 2002
--------------------------

(1) Incorporated by reference to exhibits previously filed on Form SB-2 on September 3, 2002.


         (b) Reports on Form 8-K filed during the quarter ended December 31, 2002:

         None.


ITEM 14.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in this Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  April 3, 2003            STRATABID.COM, INC.


                                By  /s/ Derek Wasson
                                    --------------------------------------------
                                    Derek Wasson, President and Chief Executive
                                    Officer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                Date
---------                   -----                                ----

    /s/ Derek Wasson        Chairman of the Board, Secretary     April 3, 2003
---------------------------
Derek Wasson





Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

         The Registrant has not prepared nor has it distributed an annual report or proxy material to security holders during the fiscal year 2002.