Form 10QSB
period 2003-03-31
STRATABID COM INC
filed 2003-05-14
CIK 1178552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

     [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                        Commission File Number 333-99101
                                               ---------


                               STRATABID.COM, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)



           DELAWARE                                    98-0381367
-------------------------------         ---------------------------------------
(State of other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


1500 West Georgia Street, Suite 1400                     V6G 2Z6
Vancouver, British Columbia, Canada
----------------------------------------   ----------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


     Issuer's telephone number:                        (604) 734-9844
                                                       --------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  YES    X                       NO
                                      --------                      ---------


Common stock, no par value, 1,448,000 issued and outstanding as of May 9, 2003.

                                      INDEX

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS...........................................1

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS....11

   ITEM 3.  CONTROLS AND PROCEDURES.......................................17

PART II - OTHER INFORMATION

   ITEM 2.  CHANGES IN SECURITIES.........................................18

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Consolidated Balance Sheets................................................2

Consolidated Statements of Operations......................................3

Consolidated Statements of Cash Flows......................................4

Notes to the Consolidated Financial Statements............................5-9

Stratabid.com, Inc.
(A Development State Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)
                                                          March 31, December 31,
                                                            2003          2002
                                                             $             $
Assets                                                   (Unaudited)   (audited)

Current Assets
Cash                                                           351        3,761
Accounts receivable                                              -        4,012
--------------------------------------------------------------------------------
Total Current Assets                                           351        7,773

Equipment (Note 3)                                           1,651        1,644
Website Development Costs                                    1,730        1,696
Deferred Financing Cost (Note 4)                                 -       19,345
--------------------------------------------------------------------------------
Total Assets                                                 3,732       30,458
================================================================================
Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable                                            21,255       33,610
Accrued liabilities                                          5,400        5,500
Due to a related party (Note 5(c))                           4,873        4,873
--------------------------------------------------------------------------------
Total Liabilities                                           31,528       43,983
--------------------------------------------------------------------------------
Commitments (Note 1)

Stockholders' Deficit

Preferred Stock, 5,000,000 preferred shares
authorized with a par value of $0.0001, none issued                           -

Common Stock, 30,000,000 common shares authorized
with a par value of $0.0001, 1,364,000 and 1,254,000           136          125
 common shares issued and outstanding respectively

Additional Paid in Capital, net of offering costs           72,519       64,375

Donated Capital (Note 5(a))                                 21,000       18,000
--------------------------------------------------------------------------------
                                                            93,655       82,500

Accumulated Other Comprehensive Loss                           (10)        (185)

Deficit Accumulated During the Development Stage          (121,441)     (95,840)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                                (27,796)     (13,525)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                  3,732       30,458
================================================================================

                                    2
    (The accompanying notes are an integral part of the financial statements)

Stratabid.com, Inc.
(A Development State Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)
                                                                     From
                                   Three Months  Three Months  January 14, 2000
                                       Ended        Ended    (Date of Inception)
                                      March 31,    March 31,     to March 31,
                                        2003         2002            2003
                                          $           $                $


Revenue                                  6,104             -            18,935
--------------------------------------------------------------------------------
Expenses

Accounting and audit                     1,681         1,100            11,281
Amortization of equipment                  134             -               373
Bank charges                               184            19               832
Consulting (Note 5(b))                   9,040         1,605            48,378
Discount on shares issued                    -             -            12,700
Donated rent (Note 5(a))                 1,000             -             5,000
Donated services (Note 5(a))             2,000             -            16,000
Foreign exchange loss (gain)              (147)            -               476
Legal                                   10,708             -            24,189
Office, rent and telephone                 771             -             6,277
Organizational                               -             -             1,311
Transfer agent and regulatory fees       2,687           198             6,508
Travel and promotion                     3,647             -             7,051
--------------------------------------------------------------------------------
                                        31,705         2,922           140,376
--------------------------------------------------------------------------------
Net Loss for the Period                (25,601)       (2,922)         (121,441)
================================================================================
Net Loss Per Share                       (0.02)        (0.00)
================================================================================
Weighted Average Shares Outstanding  1,263,445     1,000,000
================================================================================


(Diluted loss per share has not been presented as the result is anti-dilutive)














                                        3
    (The accompanying notes are an integral part of the financial statements)

Stratabid.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)
                                                Three Months       Three Months
                                                    Ended              Ended
                                                  March 31,          March 31,
                                                    2003               2002
                                                      $                  $
Cash Flows to Operating Activities

Net loss for the period                            (25,601)            (2,922)

Adjustments to reconcile net loss to cash

Amortization of equipment                              134                  -
Discount on shares issued                                -                  -
Donated services and rent                            3,000                  -
Organizational expenses paid by a shareholder            -                  -

Change in operating assets and liabilities

Decrease (increase) in accounts receivable           4,012             (3,000)
Increase (decrease) in accounts payable and        (12,455)             1,122
 accrued liabilities
--------------------------------------------------------------------------------
Net Cash Used by Operating Activities              (30,910)            (4,800)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities

Proceeds from a related party                            -              7,500
Proceeds from issuance of common stock              27,500                  -
Payment of deferred financing costs                      -                  -
--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities           27,500              7,500
--------------------------------------------------------------------------------
Increase (decrease) in cash                         (3,410)             2,700

Cash - beginning of period                           3,761                  -
--------------------------------------------------------------------------------
Cash - end of period                                   351              2,700
================================================================================
Non-Cash Financing Activities

Discount on shares issued                                -                  -
================================================================================
Supplemental Disclosures

Interest paid                                            -                  -
Income tax paid                                          -                  -



                                        4
    (The accompanying notes are an integral part of the financial statements)

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to March 31, 2003 (expressed in U.S. dollars)


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

     In January 2003, the Company filed a Registration Statement (SB-2) with the United States Securities and Exchange Commission (SEC) which was declared effective by the SEC. The company issued 110,000 common shares at $0.25 each during the period (See Note 4).

2.   Summary of Significant Accounting Policies

     (a) Use of Estimates

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to March 31, 2003 (expressed in U.S. dollars)


2.   Summary of Significant Accounting Policies (continued)

     (a) Use of Estimates (continued)

         and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

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

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to March 31, 2003 (expressed in U.S. dollars)


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

     (j) Basic and Diluted Net Income (Loss) Per Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to March 31, 2003 (expressed in U.S. dollars)


2.   Summary of Significant Accounting Policies (continued)

     (j) Basic and Diluted Net Income (Loss) Per Share (continued)

         treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

     (l) Other Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company had a comprehensive loss of $25,426 and $2,922 which includes a foreign currency translation gain of $175 and $Nil, at March 31, 2003 and 2002, respectively.

     (m) Recent Accounting Pronouncements

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has no stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to March 31, 2003 (expressed in U.S. dollars)


2.   Summary of Significant Accounting Policies (continued)

     (m) Recent Accounting Pronouncements (continued)

         statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

         In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. There is no effect, with the adoption of this standard, on the Company's results of operations and financial position.

         FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.


3.   Equipment
                                                  March 31,         March 31,
                                                    2003              2002
                                 Accumulated      Carrying          Carrying
                          Cost   Amortization      Value              Value
                            $         $              $                  $

     Computer equipment   2,024       373           1,651                 -
     ---------------------------------------------------------------------------


4.   Common Shares

     The Company issued 110,000 common shares at a price of $0.25 for total proceeds of $27,500 during the period. During the prior year, the Company paid $19,345 for professional fees relating to the preparation of a Registration Statement (SB-2) filed with the United States Securities and Exchange Commission which was declared effective January 24, 2003. The Company has accounted for these professional fees as offering costs in the current period.

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to March 31, 2003 (expressed in U.S. dollars)


5.   Related Party Transactions/Balances

     (a) The business plan the Company is exploiting was developed on behalf of the Company by the President and sole shareholder during the fiscal period ended December 31, 2001. The value for these services charged to operations, were $2,000 for the current period (2002: $Nil). Rent and office costs valued at $1,000 for the current period (2002: $Nil) were paid for by this related party and charged to operations. These services and costs, valued at $21,000 from date of inception, are treated as donated capital and charged to operations.

     (b) The President of the Company was paid $8,942 for consulting services during the current period (2002: $Nil).

     (c) A loan of $4,873 is due to the President of the Company on an unsecured, non-interest bearing, demand basis.

6.   Subsequent Event

     In April 2003, the Company received subscriptions for 84,000 common shares at a price of $0.25 per share for total proceeds of $21,000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution About Forward-Looking Statements

This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like the Company "expects," "anticipates" or "believes" are forward-looking statements. Investors should be aware that actual results may differ materially from the Company's expressed expectations because of risks and uncertainties about the future. The Company does not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-QSB and should be considered carefully.

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

     o Continue discussions with additional mortgage lenders with the goal of adding between one and four more member lenders during fiscal year 2003 . The cost of this effort is estimated at $2,000.

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

The Company began generating revenues from operations by late 2002 but it does not anticipate generating positive cash flow until 2004. Therefore, the Company anticipates obtaining the capital which it will require to fund operations and growth through a combination of debt and equity financing. The Company anticipates that in the next 12 months, it will need approximately $100,000 to establish and promote its web-based business. Consequently, if the Company raises the maximum proceeds from its public offering ($125,000), it would expect to have sufficient funds to meet cash requirements for the next 12 months. If the Company raises less than the maximum proceeds, it would expect to have sufficient funds to meet cash requirements for the next 6-8 months assuming a program of reduced capital expenditures would be implemented. There is no assurance that the Company will be able to obtain necessary amounts of capital or that its estimates of its capital requirements will prove to be accurate.

If lesser amounts of proceeds are realized from the Company's public offering, it would curtail print advertising expenditures and delay the hiring of full-time staff and securing larger office space. The Company will be forced to rely on its existing cash in the bank and funds loaned by management if insufficient working capital threatens its ongoing operations. StrataBid's management has no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow situation, the Company would be unable to complete its business plan, and would, instead, delay or reduce capital expenditures. Without necessary cash flow, the Company may be able to sustain only limited operations until such time as necessary funds can be raised.

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

Due to the Company's partial operations during the year 2001, and active business operations commencing in late 2002, comparisons between the operating results of the Company for the early part of 2002 and 2003 are not as relevant as they otherwise would be if the Company had been engaged in active business operations during both full fiscal quarters. In addition, because of the Company's current growth strategy, the results of operations for the last two fiscal years will likely not be indicative of the Company's future operations.

The current management discussion and analysis should be read in the context of the Company's commencement of business operations in April 2001 as a result of its change of control.

Operating Results for the Three Months Ended March 31, 2003 and 2002

As a result of the Company's commencing active business development late in fiscal year 2002, its revenues increased from zero in the first quarter of 2002 to $6,104 for the first quarter of 2003. Such revenues were generated through brokerage fees and referral fees paid by member lenders relating to commercial mortgage transactions consummated with commercial borrowers. These fees were paid with regard to two mortgage transactions closed during the first quarter of 2003.

Operating expenses increased to $31,705 for the three months ended March 31, 2003 compared to $2,922 for the same period in 2002. This substantial increase represents StrataBid's operations for the full quarter in 2003 and its continued development and implementation of its business during 2003. Professional and consulting fees aggregated $21,429 which included approximately $8,800 of professional fees relating to the preparation of various regulatory reports and applications. Consulting fees also include $8,942 paid to the Company's President in lieu of salary. Operating expenses include donated services valued at $2000 for the quarter ended March 31, 2003 relating to the development of the Company's business plan by its President. The Company paid $771 in office rent and telephone costs and received $1,000 of donated rent from its President during the first quarter of 2003 with no similar expenses incurred during the first quarter of 2002. The Company spent $3,647 in travel and promotion, for the quarter ended March 31, 2003 which amount is expected to increase during the current fiscal year as the Company seeks to increase the awareness and use of its web based mortgage business. No similar expenses were incurred during the three month period ended March 31, 2002.

The Company's net loss for the quarter ended March 31, 2003 was $25,601 compared to a net loss of $2,922 for the quarter ended March 31, 2002. The increased loss recorded in the first quarter of 2003, reflects the commencement of operating revenues offset by substantial increases in operating expenses relating to the Company's development of its business and completion of various SEC, OTC Bulletin Board and Canadian reports. The smaller net loss in the first quarter of 2002 reflects initial start-up costs incurred during the early part of 2002.

Liquidity and Capital Resources

StrataBid has incurred losses since the inception of its business (January 14, 2000), and, as of March 31, 2003, it has an accumulated deficit of $121,441. At March 31, 2003, the Company had cash and cash equivalents of $351 and a net working capital deficit of $31,177.

To date, the Company has funded its operations through a combination of short-term debt, the issuance of common stock and to a lesser extent from revenues. During the first quarter of 2003, the Company had raised $27,500 from the sale of 110,000 shares of common stock through its public offering which commenced in January 2003. The Company also realized $3,000 of donated services and rent from a related party.

As of March 31, 2003, StrataBid's principal commitments included its obligation to pay $1,500 per month under its consulting arrangement with Big Sky Management Ltd., which can be cancelled upon 30 days notice by either party. StrataBid also has a month-to-month lease of $250 per month for the Company's corporate offices.

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

The Company expects its expenses will continue to increase during the foreseeable future as a result of increased marketing expenses and the development of its website. The Company is dependent on the proceeds from future debt or equity investments to supplement its operating revenues in order to sustain its operations and implement its business plan. If the Company is unable to raise sufficient capital, it will be required to delay or forego some portion of its business plan, which may have a material adverse effect on its anticipated results from operations and financial condition. Alternatively, the Company may seek interim financing in the form of bank loans, private placement of debt or equity securities, or some combination of these. Such interim financing may not be available in the amounts or at the times when the Company requires, and will likely not be on terms favorable to the Company.

Factors Affecting Future Operating Results

The Company has incurred losses since inception and has generated only limited revenues during 2002 and the first quarter of 2003. As a result of the losses and negative cash flows from operations, the Company's ability to continue operations will depend on its ability to generate increased revenues and the availability of outside financing for working capital. If the Company is unable to generate sufficient revenues in the near future to cover its expenses or obtain outside capital to cover operating expenses, it may be unable to establish or maintain business operations.

StrataBid is a start-up company and is in the process of fully implementing its business and website. The Company has only recently commenced its business operations and has generated only limited revenues. As a result, StrataBid has only a limited operating history upon which an evaluation of its future performance can be made. StrataBid's future prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established an operating track record.

Because StrataBid has limited revenues, it intends to fund its initial operations with additional outside capital. The Company estimates needing approximately $100,000 in the next 12 months to promote its web-based business. Although StrataBid is seeking to raise up to $125,000 in a public offering of common stock, there is no assurance that this amount or any meaningful amount will be raised in this offering. If StrataBid is unable to obtain financing in the amounts and on acceptable terms, its business and future success will be adversely affected. To date, the Company has relied on the sale of equity securities and loans to meet its operational and capital requirements. Any future equity financing could result in dilution to StrataBid stockholders. Future debt financing will result in interest expense and the risk that StrataBid cannot repay the debt when due.

The success of the Company's Internet based business will depend on several factors including:

     o Electronic commerce is still developing and may not be suitable for the commercial real estate financing industry and even if suitable, may not attract sufficient business to generate profitable operations;

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

Any of the above factors could prevent the Company's commercial real estate related Internet services and future products and services from attracting sufficient numbers of customers to result in profits.

Although the Company has back-up facilities for its computer systems, it relies on one provider to host the StrataBid website. If the Company's website host failed to provide service to its systems, StrataBid would be unable to maintain website availability. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. StrataBid's business depends on the efficient and reliable operation of its computer and communications hardware systems. Any system interruptions that cause the Company's website to be unavailable could materially adversely affect its business.

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

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. There is no effect, with the adoption of this standard, on the Company's results of operations and financial position.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements require managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely recording, processing summarizing and reporting material information relating to the Company required to be disclosed in this Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

Sales of Registered Securities During the Quarter

On January 24, 2003 the Company's registration statement on Form SB-2 was declared effective by the SEC (File #333-99101).

The offering of 500,000 shares of common stock ($0.0001 par value) by the Company commenced on January 24, 2003. The registration statement also covered the offering of up to 504,000 shares of common stock ($0.0001 par value) by selling stockholders. The shares offered by both the Company and the selling stockholders are being offered at $0.25 per share.

As of March 31, 2003, the Company had sold 110,000 shares of common stock at $0.25 per share raising proceeds of $27,500.

No underwriting fees or commissions or finder's fees were paid in conjunction with this offering. The Company had paid or had allocated $24,931 related to expenses of the registration statement including legal and accounting fees. After deducting offering expenses, the Company had $2,570 of net proceeds, which, as of March 31, 2003, had been disbursed or allocated as follows:

           $1,385    to Completion Corp. for SEC electronic filing costs
           $965      to Interwest Transfer Co., Inc. for transfer agent fees
           $95       to Delaware Registry, Ltd. for registered agent fees
           $125      to working capital

Subsequent to the end of the quarter being reported, the Company sold an additional 84,000 shares raising an additional $21,000 of proceeds in this offering before its termination date of April 30, 2003. These proceeds were allocated as follows:

           $ 1,000   for website development
           $ 3,147   for marketing and advertising
           $ 5,413   for compensation to President
           $11,440   for working capital

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  (i) 99.1 - Certification by CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 2003                        STRATABID.COM, INC.


                                            /s/ Derek Wasson
                                            ---------------------------------
                                            Derek Wasson, President and Chief
                                            Financial Officer
                                            (Principal Accounting Officer)

               CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-QSB

I, Derek Wasson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Stratabid.com, Inc. ("Registrant");

2        Based on my knowledge,this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003


                                     /s/ Derek Wasson
                                     -------------------------------------------
                                     Derek Wasson, President and Chief Executive
                                     Officer

               CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-QSB

I, Derek Wasson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Stratabid.com, Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003


                                           /s/ Derek Wasson
                                           -------------------------------------
                                           Derek Wasson, Chief Financial Officer