Form 10QSB
period 2003-06-30
STRATABID COM INC
filed 2003-08-14
CIK 1178552

------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
 ------------------------------------------------------------------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2003

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


Common stock, no par value, 1,447,000 issued and outstanding as of July 31, 2003.

                                      INDEX

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS...........................................1

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS....11

   ITEM 3.  CONTROLS AND PROCEDURES.......................................18



PART II - OTHER INFORMATION

   ITEM 2.  CHANGES IN SECURITIES.........................................19

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................19

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Consolidated Balance Sheets................................................2

Consolidated Statements of Operations......................................3

Consolidated Statements of Cash Flows......................................4

Notes to the Consolidated Financial Statements.............................5

Stratabid.com, Inc.
(A Development State Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)                               June 30,  December 31,
                                                            2003          2002
                                                             $             $
Assets                                                   (Unaudited)   (Audited)

Current Assets
Cash                                                            588       3,761
Accounts receivable                                          23,748       4,012
-------------------------------------------------------------------------------
Total Current Assets                                         24,336       7,773

Equipment (Note 3)                                            1,805       1,644
Website Development Costs (Note 3)                            1,820       1,696
Deferred Financing Cost (Note 4)                               --        19,345
-------------------------------------------------------------------------------
Total Assets                                                 27,961      30,458
===============================================================================
Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable                                             26,908      33,610
Accrued liabilities                                           4,000       5,500
Due to a related party (Note 5(c))                             --         4,873
-------------------------------------------------------------------------------
Total Liabilities                                            30,908      43,983
-------------------------------------------------------------------------------
Commitments (Note 1)

Stockholders' Deficit

Preferred Stock, 5,000,000 preferred shares
authorized with a par value of $0.0001, none issued            --          --

Common Stock, 30,000,000 common shares authorized
with a par value of $0.0001, 1,447,000 and 1,254,000
common shares issued and outstanding respectively               145         125

Additional Paid in Capital, net of offering costs            83,223      64,375

Donated Capital (Note 5(a))                                  24,000      18,000
-------------------------------------------------------------------------------
                                                            107,368      82,500

Accumulated Other Comprehensive Gain (Loss)                     426        (185)

Deficit Accumulated During the Development Stage           (110,741)    (95,840)
-------------------------------------------------------------------------------
Total Stockholders' Deficit                                  (2,947)    (13,525)
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                  27,961      30,458
===============================================================================

    (The accompanying notes are an integral part of the financial statements)

Stratabid.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                                                           Accumulated from
                                          Three Months Ended         Six Months Ended      January 14, 2000
                                                June 30,                  June 30,        (Date of Inception)
                                          2003          2002        2003          2002     to June 30, 2003
                                            $             $           $             $             $

Revenue                                  42,704         --         48,808         --           61,639
-----------------------------------------------------------------------------------------------------


Expenses

Accounting and audit                      2,178        3,293        3,859        4,393         13,459
Amortization of equipment                   192         --            326         --              565
Bank charges                                179          214          363          233          1,011
Consulting (Note 5(b))                   10,660        9,635       19,700       11,240         59,038
Discount on shares issued                  --           --           --           --           12,700
Donated rent (Note 5(a))                  1,000        1,000        2,000        1,000          6,000
Donated services (Note 5(a))              2,000        2,000        4,000        2,000         18,000
Foreign exchange loss (gain)               (238)           1         (385)           1            238
Legal                                     9,045         --         19,753         --           33,234
Office, rent and telephone                1,767          382        2,538          382          8,044
Organizational                             --           --           --           --            1,311
Transfer agent and regulatory fees        2,979         --          5,666         --            9,487
Travel and promotion                      2,242         --          5,889         --            9,293
-----------------------------------------------------------------------------------------------------

                                         32,004       16,525       63,709       19,249        172,380
-----------------------------------------------------------------------------------------------------

Net Income (Loss) for the Period         10,700      (16,525)     (14,901)     (19,249)      (110,741)
-----------------------------------------------------------------------------------------------------


Basic and Diluted Income (Loss)
  Per Share                                0.01        (0.02)       (0.01)       (0.02)
-----------------------------------------------------------------------------------------------------


Weighted Average Shares Outstanding   1,427,767    1,014,000    1,377,490    1,014,000
-----------------------------------------------------------------------------------------------------















    (The accompanying notes are an integral part of the financial statements)

Stratabid.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)
                                                         Six Months   Six Months
                                                            Ended        Ended
                                                           June 30,     June 30,
                                                             2003         2002
                                                               $            $
Cash Flows to Operating Activities

  Net loss for the period                                 (14,901)      (19,249)

  Adjustments to reconcile net loss to cash

    Amortization of equipment                                 326          --
    Donated services and rent                               6,000         3,000

  Change in operating assets and liabilities

    (Increase) in accounts receivable                     (19,736)         --
    (Increase) decrease in prepaid expense                   --          (1,418)
    Increase (decrease) in accounts payable and
      accrued liabilities                                  (8,202)          935
-------------------------------------------------------------------------------
Net Cash Used by Operating Activities                     (36,513)      (16,732)
-------------------------------------------------------------------------------
Cash Flows to Investing Activities

Repayment of loan from a related party                     (4,873)         --
Website development costs                                    --          (1,760)
-------------------------------------------------------------------------------
Net Cash Used in Investing Activities                      (4,873)       (1,760)
-------------------------------------------------------------------------------
Cash Flows from Financing Activities

Common stock issued, net of offering costs                 38,213        50,400
-------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                  38,213        50,400
-------------------------------------------------------------------------------
Increase (Decrease) in Cash                                (3,173)       31,908

Cash - Beginning of Period                                  3,761            70
-------------------------------------------------------------------------------
Cash - End of Period                                          588        31,978
===============================================================================


Supplemental Disclosures

Interest paid                                                --            --
Income tax paid                                              --            --

    (The accompanying notes are an integral part of the financial statements)

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to June 30, 2003 (expressed in U.S. dollars)


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

     In January 2003, the Company filed a SB-2 Registration Statement with the United States Securities and Exchange Commission (SEC) which was declared effective on January 24, 2003. Pursuant to the Registration Statement the Company issued 193,000 common shares at $0.25 each during the six month period ended June 30, 2003 for total proceeds of $48,250. The Company paid $29,382, including $19,345 in deferred financing costs in the prior year, for professional fees relating to the preparation of the Registration Statement.

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to June 30, 2003

(expressed in U.S. dollars)

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

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to June 30, 2003 (expressed in U.S. dollars)

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

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to June 30, 2003

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

     (l) Other Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company had a comprehensive loss of $14,290 and $19,249 which includes a foreign currency translation gain of $611 and $Nil, at June 30, 2003 and 2002, respectively.

     (m) Recent Accounting Pronouncements

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial  Instruments  with  Characteristics  of both  Liabilities and
         Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to June 30, 2003

2. Summary of Significant Accounting Policies (continued)

     (m) Recent Accounting Pronouncements (continued)

         after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to June 30, 2003

3.   Equipment and Website Development Costs
                                                          June 30,    June 30,
                                                            2003        2002
                                           Accumulated    Carrying    Carrying
                                   Cost    Amortization    Value       Value
                                    $            $           $           $

     Computer equipment           2,205         400       1,805         --
     Website development costs    1,985         165       1,820       1,760
     --------------------------------------------------------------------------

                                  4,190         565       3,625       1,760
     ==========================================================================


4.   Common Shares

     The  Company  issued  193,000  common  shares at a price of $0.25 for total proceeds  of  $48,250  during  the six month  period  ended  June 30,  2003 pursuant to an SB-2 Registration Statement. The Company paid $29,382, including $19,345 in deferred financing costs in the prior year, for professional fees relating to the preparation of the Registration Statement. The Company has accounted for these professional fees as offering costs in the current period.


5.   Related Party Transactions/Balances

     (a) The business plan the Company is exploiting was developed on behalf of the Company by the President and sole shareholder during the fiscal period ended December 31, 2001. The value for these services charged to operations, was $2,000 for the current period (2002: $2,000). Rent and office costs valued at $1,000 for the current period (2002: $1,000) were paid for by this related party and charged to operations. These services and costs, valued at $24,000 from date of inception, are treated as donated capital and charged to operations.

     (b) The President of the Company was paid $19,030 for consulting services during the current period (2002: $4,806).

     (c) A loan of $4,873 due to the President of the Company was repaid during the three month period ended June 30, 2003. The loan was unsecured, non-interest bearing and due on demand.

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

     o   Raise capital of up to $125,000 through the sale of equity securities

     o   During the next nine months  develop  and refine its website  including
         expending   approximately   $5,000  to  design   and   display   vendor
         advertising.

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


     o During the next nine months, hire and train a mortgage underwriter, a sales/marketing person and one or more support staff which is estimated to cost $27,000.

All of the above milestones are expected to be financed primarily from the proceeds from the sale of common stock and to a lesser extent by operating revenues and outside capital investment.

The Company has made initial progress in implementing its business. Its website, www.stratabid.com became active in June 2002 and the first four member lenders were added to the website as of October 1, 2002.

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

The Company began generating revenues from operations in late 2002 but it does not anticipate generating positive cash flow until 2004. Therefore, the Company anticipates obtaining the capital which it will require to fund operations and growth through a combination of debt and equity financing. The Company anticipates that in the next 12 months, it will need approximately $100,000 to establish and promote its web-based business. Consequently, if the Company raises the maximum proceeds from its public offering ($125,000), it would expect to have sufficient funds to meet cash requirements for the next 12 months. If the Company raises less than the maximum proceeds, it would expect to have sufficient funds to meet cash requirements for the next 6-8 months assuming a program of reduced capital expenditures would be implemented. There is no assurance that the Company will be able to obtain necessary amounts of capital or that its estimates of its capital requirements will prove to be accurate.

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

Results of Operation

From the Company's inception until April 2001, the Company was not conducting active business operations. After April 2001, at which time the Company's President, Derek Wasson bought control of the Company, StrataBid commenced business operations relating to its business plan to establish an Internet based commercial mortgage origination business. As a result, the Company is in the early development stage of its business.

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

Operating Results for the Three Months Ended June 30, 2003 and 2002

As a result of the Company's commencing active business development late in fiscal year 2002, its revenues increased from zero in the second quarter of 2002 to $42,704 for the second quarter of 2003. Such revenues were generated through brokerage fees and referral fees paid by member lenders relating to commercial mortgage transactions consummated with commercial borrowers. These fees were paid with regard to three mortgage transactions closed during the quarter ended June 2003.

Operating expenses increased to $32,004 for the three months ended June 30, 2003 compared to $16,525 for the same period in 2002. This substantial increase represents StrataBid's operations for the full quarter in 2003 and its continued development and implementation of its business during 2003. Professional and consulting fees aggregated $21,883 which included approximately $10,037 of professional fees relating to the preparation of various regulatory reports and the post-effective amendment of the Company's SB-2 registration statement. Consulting fees also include $10,660 paid to the Company's President in lieu of salary. Operating expenses include donated services valued at $2,000 for the quarter ended June 30, 2003 relating to the development of the Company's business plan by its President. The Company paid $1,767 in office rent and telephone costs and received $1,000 of donated rent from its President during the second quarter of 2003 with $382 of similar expenses incurred during the second quarter of 2002. The Company accrued $2,242 in travel and promotion, for the quarter ended June 30, 2003 which is expected to increase during the current fiscal year as the Company seeks to increase the awareness and use of its web based mortgage business. No similar expenses were incurred during the three month period ended June 30, 2002.

The Company's recorded net income for the quarter ended June 30, 2003 of $10,700 compared to a net loss of $16,525 for the quarter ended June 30, 2002. The net income recorded in the second quarter of 2003, reflects the increase in operating revenues offset by a smaller increase in operating expenses relating to the Company's development of its business and completion of various regulatory reports. The net loss in the second quarter of 2002 reflects initial start-up costs incurred during the early part of 2002 with no offsetting revenues.

Operating Results for the Six Months Ended June 30, 2003 and 2002

Total revenue for the six months ended June 30, 2003 was $48,808 compared to zero for the six months ended June 30, 2002. This increase reflects the fact that the Company had only begun to commence its business operations during the second quarter of 2002 compared to six months of full operations during 2003. The revenues were generated through brokerage fees and referral fees paid by member lenders relating to five commercial mortgage transactions consummated with commercial borrowers. The mortgage transactions consummated during the first six months of 2003 aggregated $9,417,000.

Operating expenses totaled $63,709 for the six months ended June 30, 2003 compared to $19,249 for the same period in 2002. This substantial increase in operating expenses reflects the fact that StrataBid commenced full operation for the first six months of 2003 compared to only limited operations during the same period in 2002. Of these expenses, professional and consulting fees aggregated $43,312 which included legal and accounting fees incurred in both the original filing and the amendment to the Company's SB-2 registration statement. Consulting fees primarily reflect fees paid to the Company's president in lieu of salary aggregating $19,030. Operating expenses also included donated services valued at $4,000 for the six months ended June 30, 2003 relating to the development of the Company's business plan by its President. The Company paid $2,538 in office rent and telephone costs and received $2,000 of donated rent from its President during the first six months of 2003 with no similar expenses recognized during the similar period of 2002. The Company spent $5,889 in travel and promotions during the first six months of 2003 which reflects the Company's marketing of its web based mortgage business. The Company made no expenditures for travel and promotion during the first six months of 2002.

The Company's net loss for the six months ended June 30, 2003 was $14,901 compared to a net loss of $19,249 for the comparable period in 2002. The decreased loss during 2003 represents the significant increase in operating revenues particularly during the second quarter offset by substantial increases in operating expenses relating to the Company's development of its business as well as regulatory compliance costs. The net loss during the first six months of 2002 reflects the initial start-up cost incurred during that period with no offsetting revenues.

Liquidity and Capital Resources

Until its most recent quarter, Stratabid had incurred losses since the inception of its business (January 14, 2000), and, as of June 30, 2003, it has an accumulated deficit of $110,741. At June 30, 2003, the Company had cash and cash equivalents of $588 and a net working capital deficit of $6,572.

To date, the Company has funded its operations through a combination of short-term debt, the issuance of common stock and from revenues. During the second quarter of 2003, the Company raised $20,750 from the sale of 83,000 shares of common stock through its public offering which commenced in January 2003 and terminated by its terms on April 30, 2003. During the six month period ended June 30, 2003, the Company raised $48,250 from this offering and issued 193,000 shares of common stock. The public offering was recommenced effective June 25, 2003 to allow the Company to attempt to sell the remaining 307,000 shares in this offering however, no additional proceeds had been received by June 30, 2003. The current offering will continue through September 30, 2003. The Company also realized $3,000 of donated services and rent from a related party during the quarter.

As of June 30, 2003, StrataBid's principal commitments included its obligation to pay $1,500 per month under its consulting arrangement with Big Sky Management Ltd., which can be cancelled upon 30 days notice by either party. Stratabid also has a month-to-month lease of $250 per month for the Company's corporate offices. During the most recent quarter, Stratabid repaid a $4,873 loan owed to its President.

The Company's audited consolidated financial statements for the year ended December 31, 2002 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. However, the Company's independent auditor has indicated that the Company's inability to generate sufficient revenue raises substantial doubt as to its ability to continue as a going concern.

The Company expects its expenses will continue to increase during the foreseeable future as a result of increased marketing expenses and the development of its website. The Company is dependent on the proceeds from its current public offering and from future debt or equity investments to supplement its operating revenues in order to sustain its operations and implement its business plan. If the Company is unable to raise sufficient capital, it will be required to delay or forego some portion of its business plan, which may have a material adverse effect on its anticipated results from operations and financial condition. Alternatively, the Company may seek interim financing in the form of bank loans, private placement of debt or equity securities, or some combination of these. Such interim financing may not be available in the amounts or at the times when the Company requires, and will likely not be on terms favorable to the Company.

Factors Affecting Future Operating Results

Until the most recent quarter, the Company had incurred losses since inception and had generated no revenues during 2002 and only limited revenues during the first six months of 2003. As a result of the previous losses and negative cash flows from operations, the Company's ability to continue operations will depend on its ability to generate increased revenues and the availability of outside financing for working capital. If the Company is unable to continue generating sufficient revenues in the near future to cover its expenses or obtain outside capital to cover operating expenses, it may be unable to establish or maintain business operations.

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

Because Stratabid has limited revenues, it intends to supplement its initial operations with additional outside capital. The Company estimates needing approximately $100,000 in the next 12 months to promote its web-based business. Although Stratabid has raised $48,250 and is seeking to raise an additional $76,750 in a public offering of common stock, there is no assurance that this amount or any meaningful additional amount will be raised in this offering. If Stratabid is unable to obtain financing in the amounts and on acceptable terms, its business and future success will be adversely affected. Until the most recently completed quarter, the Company had relied on the sale of equity securities and loans to meet its operational and capital requirements. Any future equity financing could result in dilution to Stratabid stockholders. Future debt financing will result in interest expense and the risk that Stratabid cannot repay the debt when due.

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

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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


ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company has made no significant changes in its internal controls over financial reporting during the most recent fiscal quarter covered by this Report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

Sales of Registered Securities During the Quarter

On January 24, 2003 the Company's registration statement on Form SB-2 was declared effective by the SEC (File #333-99101). The registration statement expired by its terms on April 30, 2003. However, the Company filed a post-effective amendment to its registration statement which was declared effective by the SEC on June 25, 2003. Consequently, the Company is now offering the balance of the 500,000 registered shares .

The registration statement also covered the offering of up to 504,000 shares of common stock ($0.0001 par value) by selling stockholders. The shares offered by both the Company and the selling stockholders are being offered at $0.25 per share.

As of April 30, 2003, the Company had sold 193,000 shares of common stock at $0.25 per share raising proceeds of $48,250. No underwriting fees or commissions or finder's fees were paid in conjunction with this offering to date.

During the second quarter of 2003, the Company sold 83,000 shares raising $20,750 of proceeds in the offering before its expiration date of April 30, 2003. These proceeds were allocated as follows:

                  $  1,000 for website development
                  $  3,147 for marketing and advertising
                  $  5,413 for compensation to President
                   $11,190 for working capital

Although its public offering recommenced on June 25, 2003, the Company did not sell any additional shares of common stock prior to the end of the second quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         33.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32    Certification   by  CEO/CFO   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K: None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 2003                     STRATABID.COM, INC.


                                            /s/ Derek Wasson
                                            ---------------------------------
                                            Derek Wasson, President and Chief
                                            Financial Officer
                                            (Principal Accounting Officer)