Form 10QSB
period 2003-09-30
STRATABID COM INC
filed 2003-11-13
CIK 1178552

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

          For the quarterly period ended September 30, 2003

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
                                                       --------------



Common stock, no par value, 1,567,000 issued and outstanding as of October 31, 2003.

                                      INDEX

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION.............................................1

   ITEM 1.  FINANCIAL STATEMENTS...........................................1

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS....12

   ITEM 3.  CONTROLS AND PROCEDURES.......................................19



PART II - OTHER INFORMATION...............................................20

   ITEM 2.  CHANGES IN SECURITIES.........................................20

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................20

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Consolidated Balance Sheets................................................2

Consolidated Statements of Operations......................................3

Consolidated Statements of Cash Flows......................................4

Notes to the Consolidated Financial Statements..........................5-11

Stratabid.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. Dollars)
                                                     September 30,  December 31,
Assets                                                      2003           2002
                                                     (unaudited)      (audited)
Current Assets
  Cash                                               $     5,620    $     3,761
  Accounts receivable                                       --            4,012
  Loan receivable (Note 4)                                13,992           --
-------------------------------------------------------------------------------
Total Current Assets                                      19,612          7,773

Equipment (Note 3)                                         4,168          1,644

Website Development Costs (Note 3)                         1,652          1,696

Deferred Financing Cost (Note 5)                            --           19,345
-------------------------------------------------------------------------------
Total Assets                                              25,432         30,458
-------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit

Current Liabilities
  Accounts payable                                         9,527         33,610
  Accrued liabilities                                      4,000          5,500
  Due to a related party (Note 6(c))                        --            4,873
-------------------------------------------------------------------------------
Total Liabilities                                         13,527         43,983
-------------------------------------------------------------------------------
Commitments (Note 1)
Stockholders' Equity (Deficit)

Preferred Stock, 5,000,000 preferred shares
authorized with a par value of $0.0001, none issued         --             --

Common Stock, 30,000,000 common shares authorized
with a par value of $0.0001, 1,567,000 and 1,254,000
common shares issued and outstanding respectively            157            125

Additional Paid in Capital, net of offering costs        113,211         64,375

Donated Capital (Note 6(a))                               27,000         18,000
-------------------------------------------------------------------------------
                                                         140,368         82,500

Accumulated Other Comprehensive Gain (Loss)                  582           (185)

Deficit Accumulated During the Development Stage        (129,045)       (95,840)
-------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                      11,905        (13,525)
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                25,432         30,458
-------------------------------------------------------------------------------

                                       2
    (The accompanying notes are an integral part of the financial statements)

Stratabid.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. Dollars)
(unaudited)



                                                                                           Accumulated from
                                          Three Months Ended          Nine Months Ended    January 14, 2000
                                             September 30,               September 30,    (Date of Inception)
                                                                                           to September 30,
                                          2003          2002          2003          2002          2003

Revenue                                 $ 4,665       $   -        $ 53,473       $   -            $ 66,304
------------------------------------------------------------------------------------------------------------
Expenses

Accounting and audit                      2,119         2,500         5,978         3,600            15,578
Amortization of equipment                   717           -           1,043           239             1,282
Bank charges                                 79            92           442           325             1,090
Consulting (Note 6(b))                    9,303        13,417        29,003        24,657            68,341
Discount on shares issued                   -             -             -          12,700            12,700
Donated rent (Note 6(a))                  1,000           -           3,000         1,000             7,000
Donated services (Note 6(a))              2,000           -           6,000         2,000            20,000
Foreign exchange loss (gain)                  5           790          (380)          791               243
Legal                                     2,411        14,023        22,164        17,316            35,645
Office, rent and telephone                2,148         3,736         4,686         4,118            10,192
Organizational                              -             -             -             -               1,311
Transfer agent and regulatory fees          280           -           5,946         1,448             9,768
Travel and promotion                      2,906           -           8,795         2,110            12,199
------------------------------------------------------------------------------------------------------------

                                         22,968        34,558        86,677        70,304           195,349
------------------------------------------------------------------------------------------------------------

Net Loss for the Period                 (18,303)      (34,558)      (33,204)      (70,304)         (129,045)
------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per Share          (0.01)        (0.03)        (0.02)        (0.06)
------------------------------------------------------------------------------------------------------------


Weighted Average Shares Outstanding   1,469,000     1,049,500     1,388,000     1,085,000
------------------------------------------------------------------------------------------------------------
















                                       3
    (The accompanying notes are an integral part of the financial statements)

Stratabid.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flow
(expressed in U.S. Dollars)
(unaudited)
                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                    September 30,  September 30,
Cash Flows to Operating Activities                       2003           2002

  Net loss for the period                           $   (33,204)    $   (70,304)

  Adjustments to reconcile net loss to cash

    Amortization of equipment                             1,043             239
    Discount on shares issued                              --            12,700
    Donated services and rent                             9,000           3,000

  Change in operating assets and liabilities

    Decrease in accounts receivable                       4,012            --
    (Increase) in prepaid expense                          --               (96)
    Increase (decrease) in accounts payable and
    accrued liabilities                                 (25,583)         11,523
--------------------------------------------------------------------------------
Net Cash Used by Operating Activities                   (44,732)        (42,938)
--------------------------------------------------------------------------------
Cash Flows to Investing Activities
  Repayment of loan from a related party                 (4,873)            (11)
  Loan to an unrelated party                            (13,992)           --
  Purchase of equipment                                  (2,757)         (1,908)
  Website development costs                                --            (1,856)
--------------------------------------------------------------------------------
Net Cash Used in Investing Activities                   (21,622)         (3,775)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Common stock issued, net of offering costs             68,213          50,800
--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                68,213          50,800
--------------------------------------------------------------------------------
Increase in Cash                                          1,859           4,087

Cash - Beginning of Period                                3,761              70
--------------------------------------------------------------------------------
Cash - End of Period                                      5,620           4,157
--------------------------------------------------------------------------------
Non-Cash Financing Activities
Discount on shares issued                                  --            12,700
--------------------------------------------------------------------------------
Supplemental Disclosures

  Interest paid                                            --              --
  Income tax paid                                          --              --
--------------------------------------------------------------------------------

                                       4
    (The accompanying notes are an integral part of the financial statements)

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to September 30, 2003 (expressed in U.S. dollars)


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

     In January 2003, the Company filed a SB-2 Registration Statement with the United States Securities and Exchange Commission (SEC) which was declared effective on January 24, 2003. Pursuant to the Registration Statement the Company issued 313,000 common shares at $0.25 each during the nine-month period ended September 30, 2003 for total proceeds of $78,250. The Company paid $29,382, including $19,345 in deferred financing costs in the prior year, for professional fees relating to the preparation of the Registration Statement.

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to September 30, 2003 (expressed in U.S. dollars)


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

     (e) Equipment

         Equipment is stated at cost. Amortization is computed on a 30% declining balance basis

     (f) Website Development Costs

         The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs."

         The Company's website is currently being developed. Costs associated with the website will consist primarily of software purchased from a third party. The Company is capitalizing costs of computer software obtained for internal use in web design and network operations. These capitalized costs will be amortized based on their estimated useful

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to September 30, 2003 (expressed in U.S. dollars)


2. Summary of Significant Accounting Policies (continued)

     (f) Website Development Costs (continued)

         life over three years. Payroll and related costs will not be capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content will be expensed as incurred.

     (g) Long-Lived Assets

         In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long Lived Assets," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to September 30, 2003 (expressed in U.S. dollars)


2. Summary of Significant Accounting Policies (continued)

     (j) Basic and Diluted Net Income (Loss) Per Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

     (k) Financial Instruments

         The fair values of cash and equivalents, loan receivable, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     (l) Other Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company had a comprehensive loss of $32,437 and $70,304 which includes a foreign currency translation gain of $767 and $Nil, at September 30, 2003 and 2002, respectively.

     (m) Recent Accounting Pronouncements

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial  Instruments  with  Characteristics  of both  Liabilities and
         Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to September 30, 2003 (expressed in U.S. dollars)


2. Summary of Significant Accounting Policies (continued)

     (m) Recent Accounting Pronouncements (continued)

         issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features  that are  embedded  in a financial  instrument  that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

         In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to September 30, 2003 (expressed in U.S. dollars)


2. Summary of Significant Accounting Policies (continued)

     (m) Recent Accounting Pronouncements (continued)


         Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003 which did not have a material effect on the Company's results of operations and financial position.

         FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

     (n) Interim Financial Statements

         These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.   Equipment and Website Development Costs

                                                                             September 30,     December 31,
                                                                                  2003             2002
                                                             Accumulated        Carrying        Carrying
                                                    Cost    Amortization         Value            Value

                                                                              (unaudited)       (audited)

     Computer and presentation equipment    $      5,120    $        952    $      4,168    $      1,644
     Website development costs                     1,982             330           1,652           1,696
     ------------------------------------   ------------    ------------    ------------    ------------
                                                   7,102           1,282           5,820           3,340
     ------------------------------------   ------------    ------------    ------------    ------------

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to September 30, 2003 (expressed in U.S. dollars)


4.   Loan Receivable

     The Company advanced CAD$20,000 to an unrelated party during the three-month period ended September 30, 2003. The loan was made pursuant to a Director's Resolution in the best interest of the Company and has a term of three months bearing simple interest at 10% per annum.

5.   Common Shares

     The Company issued 313,000 common shares at a price of $0.25 for total proceeds of $78,250 during the nine-month period ended September 30, 2003 pursuant to an SB-2 Registration Statement. The Company paid $29,382, including $19,345 in deferred financing costs in the prior year, for professional fees relating to the preparation of the Registration Statement. The Company has accounted for these professional fees as offering costs in the current period.

6.   Related Party Transactions/Balances

     (a) The President and sole shareholder developed the business plan the Company is exploiting on behalf of the Company during the fiscal period ended December 31, 2001. The value for these services charged to operations, was $6,000 for the nine-month period ended September 30, 2003 (2002: $2,000). Rent and office costs valued at $3,000 for the nine-month period ended September 30, 2003 (2002: $1,000) were paid for by this related party and charged to operations. These services and costs, valued at $27,000 from date of inception, are treated as donated capital and charged to operations.

     (b) The President of the Company was paid $29,003 for consulting services during the nine-month period ended September 30, 2003 (2002: $13,422).

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

     o   Raise capital of up to $125,000 through the sale of equity securities

     o   During the next six months  develop  and refine its  website  including
         expending   approximately   $5,000  to  design   and   display   vendor
         advertising.

     o Continue discussions with additional mortgage lenders with the goal of adding between one and four more member lenders during calendar year 2003 . The cost of this effort is estimated at $2,000.

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

     o   Payment of six months of business consulting fees aggregating $9,000.

     o During the next six months, hire and train a mortgage underwriter, a sales/marketing person and one or more support staff which is estimated to cost $27,000.

All of the above milestones are expected to be financed primarily from the proceeds from the sale of common stock and to a lesser extent by operating revenues and outside capital investment.

The Company has made initial progress in implementing its business. Its website, www.stratabid.com became active in June 2002 and currently includes four member lenders.

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

The Company began generating revenues from operations in late 2002 but it does not anticipate generating positive cash flow until 2004. Therefore, the Company anticipates obtaining the capital which it will require to fund operations and growth through a combination of debt and equity financing. The Company anticipates that in the next 12 months, it will need approximately $100,000 to establish and promote its web-based business. The Company raised $78,250 of proceeds from its public offering and will supplement this amount with private funding to have sufficient funds to meet cash requirements for the next 12 months. If the Company raises less than $100,000, it would expect to have sufficient funds to meet cash requirements for the next 6-8 months assuming a program of reduced capital expenditures would be implemented. There is no assurance that the Company will be able to obtain necessary amounts of capital or that its estimates of its capital requirements will prove to be accurate.

Due to the amount of proceeds realized from the Company's public offering, it expects to curtail print advertising expenditures and delay the hiring of full-time staff and securing larger office space. The Company will rely on its existing cash in the bank and funds loaned by management if insufficient working capital threatens its ongoing operations. StrataBid's management has no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow situation, the Company may be unable to complete its business plan, and would, instead, delay or reduce capital expenditures. Without necessary cash flow, the Company may be able to sustain only limited operations until such time as necessary funds can be raised.

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

Operating Results for the Three Months Ended September 30, 2003 and 2002

As a result of the Company's commencing active business development late in fiscal year 2002, its revenues increased from zero in the third quarter of 2002 to $4,665 for the third quarter of 2003. Such revenues were generated through brokerage fees and referral fees paid by member lenders relating to commercial mortgage transactions consummated with commercial borrowers. These fees were paid with regard to one mortgage transactions closed during the quarter ended September 30, 2003.

Operating expenses decreased to $22,968 for the three months ended September 30, 2003 compared to $34,558 for the same period in 2002. This was due primarily to a substantial decrease in legal expenses and a decrease in consulting fees paid to the Company's President. Professional and consulting fees aggregated $11,714 for the quarter ended September 30, 2003 compared to $27,440 for the same quarter of 2002. Legal fees incurred in the same quarter of 2002 included professional fees relating to the preparation of various regulatory reports and the Company's SB-2 registration statement. Operating expenses include donated services valued at $2,000 for the quarter ended September 30, 2003 relating to the development of the Company's business plan by its President. The Company paid $2,148 in office, rent and telephone costs and received $1,000 of donated rent from its President during the third quarter of 2003 with $3,736 of similar expenses incurred during the same quarter of 2002. The Company paid $2,906 in travel and promotion, for the quarter ended September 30, 2003 which is expected to increase during the remainder of the current year as the Company seeks to increase the awareness and use of its web based mortgage business. No similar expenses were incurred during the three month period ended September 30, 2002.

The Company recorded a net operating loss for the quarter ended September 30, 2003 of $18,303 compared to a net loss of $34,558 for the quarter ended September 30, 2002. The smaller net loss recorded in the third quarter of 2003, reflects the increase in operating revenues offset by increases in operating expenses relating to the Company's development of its business and completion of various regulatory reports. The larger net loss in the third quarter of 2002 reflects initial start-up costs incurred during the same quarter of 2002 with no offsetting revenues.

Operating Results for the Nine Months Ended September 30, 2003 and 2002

Total revenue for the nine months ended September 30, 2003 was $53,473 compared to zero for the nine months ended September 30, 2002. This sharp increase reflects the fact that the Company had only begun to commence its business operations during the third quarter of 2002 compared to nine months of full operations during 2003. The revenues were generated through brokerage fees and referral fees paid by member lenders relating to six commercial mortgage transactions consummated with commercial borrowers. The mortgage transactions consummated during the first nine months of 2003 aggregated approximately $9,985,000.

Operating expenses totaled $86,677 for the nine months ended September 30, 2003 compared to $70,304 for the same period in 2002. This increase in operating expenses reflects the fact that StrataBid commenced full operation in 2003 compared to only limited operations during the same period in 2002. Of these expenses, professional and consulting fees aggregated $51,167 which included legal and accounting fees incurred in both the original filing and the amendment to the Company's SB-2 registration statement. Consulting fees primarily reflect fees paid to the Company's president in lieu of salary aggregating $29,003. Operating expenses also included donated services valued at $6,000 for the nine months ended September 30, 2003 relating to the development of the Company's business plan by its President. The Company paid $4,686 in office, rent and telephone costs and received $3,000 of donated rent from its President during the first nine months of 2003 compared to $5,118 of similar expenses recognized during the similar period of 2002. The Company spent $8,795 in travel and promotions during the first nine months of 2003 which reflects the Company's marketing of its web based mortgage business. The Company spent $2,110 for travel and promotion during the first nine months of 2002.

The Company's net loss for the nine months ended September 30, 2003 was $33,204 compared to a net loss of $70,304 for the comparable period in 2002. The decreased loss during 2003 represents the significant increase in operating revenues of $53,473 offset by substantial increases in operating expenses of $16,373 relating to the Company's development of its business as well as regulatory compliance costs. The net loss during the first nine months of 2002 reflects the initial start-up cost incurred during that period with no offsetting revenues.

Liquidity and Capital Resources

With the exception of the second quarter of 2003, Stratabid has incurred losses since the inception of its business (January 14, 2000), and, as of September 30, 2003, the Company has an accumulated deficit of $129,045. At September 30, 2003, the Company had cash and cash equivalents of $5,620 and net working capital of $6,085.

To date, the Company has funded its operations through a combination of related party advances, the issuance of common stock and from revenues. During the third quarter of 2003, the Company raised $30,000 from the sale of 120,000 shares of common stock through its public offering which recommenced in June 2003 and terminated by its terms on September 30, 2003. During the nine month period ended September 30, 2003, the Company raised a total of $78,250 (less offering costs of $10,037) from this offering and issued a total of 313,000 shares of common stock. The Company also realized $3,000 of donated services and rent from a related party during the quarter.

As of September 30, 2003, StrataBid's principal commitments included its obligation to pay $1,500 per month under its consulting arrangement with Big Sky Management Ltd., which can be cancelled upon 30 days notice by either party. Stratabid also has a month-to-month lease of $250 per month for the Company's corporate offices.

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

The Company expects its expenses will continue to increase during the foreseeable future as a result of increased marketing expenses and the development of its website. The Company is dependent on the proceeds from its recently completed public offering and from future debt or equity investments to supplement its operating revenues in order to sustain its operations and implement its business plan. If the Company is unable to raise sufficient capital, it will be required to delay or forego some portion of its business plan, which may have a material adverse effect on its anticipated results from operations and financial condition. Alternatively, the Company may seek interim financing in the form of bank loans, private placement of debt or equity securities, or some combination of these. Such interim financing may not be available in the amounts or at the times when the Company requires, and will likely not be on terms favorable to the Company.

Factors Affecting Future Operating Results

Except for the second quarter of 2003, the Company has incurred losses since inception and had generated no revenues during 2002 and only limited revenues during the first nine months of 2003. As a result of the previous losses and negative cash flows from operations, the Company's ability to continue operations will depend on its ability to generate increased revenues and the availability of outside financing for working capital. If the Company is unable to continue generating sufficient revenues in the near future to cover its expenses or obtain outside capital to cover operating expenses, it may be unable to establish or maintain business operations.

Stratabid is a development stage company and is in the process of fully implementing its business and website. The Company has only recently commenced its business operations and has generated only limited revenues. As a result, Stratabid has only a limited operating history upon which an evaluation of its future performance can be made. Stratabid's future prospects must be considered in light of the risks and difficulties encountered by new companies which have not yet established an operating track record.

Because Stratabid has limited revenues, it intends to supplement its initial operations with additional outside capital. The Company estimates needing approximately $100,000 in the next 12 months to promote its web-based business. Stratabid raised $78,250 in its public offering of common stock which concluded on September 30, 2003. If Stratabid is unable to obtain additional financing in the amounts and on acceptable terms, its business and future success will be adversely affected. Until the most recently completed quarter, the Company had relied on the sale of equity securities and loans to meet its operational and capital requirements. Any future equity financing could result in dilution to Stratabid stockholders. Future debt financing will result in interest expense and the risk that Stratabid cannot repay the debt when due.

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


ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

Sales of Registered Securities During the Quarter

On January 24, 2003 the Company's registration statement on Form SB-2 was declared effective by the SEC (File #333-99101). The registration statement expired by its terms on April 30, 2003. However, the Company filed a post-effective amendment to its registration statement which was declared effective by the SEC on June 25, 2003. Consequently, the Company continued offering the balance of the 500,000 registered shares until the offering expiration date of September 30, 2003.

The registration statement also covered the offering of up to 504,000 shares of common stock ($0.0001 par value) by selling stockholders. The shares offered by both the Company and the selling stockholders were offered at $0.25 per share.

As of September 30, 2003, the Company had sold a total of 313,000 shares of common stock at $0.25 per share raising proceeds of $78,250. No underwriting fees or commissions or finder's fees were paid in conjunction with this offering.

During the third quarter of 2003, the Company sold 120,000 shares raising $30,000 of proceeds in the offering before its expiration date of September 30, 2003. These proceeds were allocated as follows:

                  $150              for website development
                  $4,000            for marketing and advertising
                  $22,800           for legal and accounting fees
                  $3,050            for working capital


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


Dated:  November 13, 2003                   STRATABID.COM, INC.


                                            /S/ Derek Wasson
                                            ---------------------------------
                                            Derek Wasson, President and Chief
                                            Financial Officer
                                           (Principal Accounting Officer)