Form 10KSB
period 2003-12-31
STRATABID COM INC
filed 2004-03-30
CIK 1178552

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 2003.

                                    333-99101
                             Commission File Number

                              BODISEN BIOTECH, INC.

                 (Name of small business issuer in its charter)



          Delaware                                               98-0381367
          -------                                                ----------
State or other jurisdiction                                     IRS Employer
      of incorporation                                       Identification No.


               North Part of Xinquia Road, Yang Ling Agricultural
                    High-Tech Industries Demonstration Zone,
          Yang Ling, People's Republic of China, 712100, 86-29-87074957
          (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The registrant's revenues from continuing operations for the year ended December 31, 2003 were $9,783,784.

As of March 22, 2004, the aggregate market value of the common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $25,551,099

As of March 22, 2004, the registrant had 15,268,000 shares of common stock, par value $.0001 per share, outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                           INTRODUCTION AND BACKGROUND

     We are incorporated under the laws of the state of Delaware and are headquartered in the Shaanxi Province, People's Republic of China. We engage in the business of manufacturing and marketing a brand of organic fertilizer to the five leading agricultural provinces of China. We produce numerous proprietary product lines, from pesticides to crop specific fertilizer. These products are then marketed and sold to farmers throughout the 17 provinces of China. We conduct research and development to further improve existing products and develop new formulas and products.

     Prior to February 11, 2004, we were known as Stratabid.com, Inc. We were a startup stage Internet based commercial mortgage origination business. We operated primarily through our wholly-owned subsidiary, Stratabid.com Online (B.C.) Ltd. which provided services throughout Canada. On February 11, 2004, we entered into an Agreement and Plan of Merger whereby we acquired Bodisen International, Inc., a Delaware corporation in a reverse merger. The Agreement and Plan of Merger was closed on February 24, 2004. On February 25, 2004, we sold our wholly-owned subsidiary, Stratabid.com Online to Derrek Wasson, our former Chief Executive Officer. On March 1, 2004, we changed our name from Stratabid.com, Inc. to Bodisen Biotech, Inc.

                                INDUSTRY OVERVIEW

     The organic fertilizer business in China is still in its infancy. Compared with traditional chemical fertilizer, organic fertilizer is composed of natural nutritional elements that enhance soil quality to increase crop yields, without the chemical side effect of harming soil fertility. In relation to traditional compound chemical fertilizer, organic compound fertilizer accelerates reproduction of soil microbes to improve soil quality through the decomposition of organic material. This soil microbe enhanced by organic fertilizer improves the soil's retention of nitrogen. Moreover, this application can activate dormant soil by increasing soil nitrites and moisture content that otherwise is not enhanced by traditional chemical fertilizers. This process controls the release of nutritional elements that enhances the quality, quantity and health of crops. As a result of years of intensive farming, China's soil quality is low compared to international standards; therefore it has been widely recognized that organic fertilizer can be more effective than traditional chemical fertilizer in stabilizing and enhancing soil quality. Based on these facts, and the fact that organic fertilizer can be widely utilized, the market for organic fertilizer is rapidly growing and the use of organic fertilizer has become popular throughout China.

                                    PRODUCTS

We maintain over 60 package products, which are broken down into 3 product line categories:

     1. Organic Compound Fertilizer has been found in tests conducted by us with local area farmers in Shaanxi, which are further described in the "Marketing" description below, to increase yields within one planting season in a variety of crops including, wheat, maize, tobacco and various vegetable and fruit crops. Plants tend to easily absorb organic fertilizer without the side affects found in synthetic chemical fertilizer products, and this organic process strengthens photosynthesis, which improves the overall health of a plant in resisting drought and disease. The International Organization for Standardization or ISO has qualified our organic compound fertilizer products.

     2. Liquid Fertilizer is a series of products which can be applied to grapes, pears, cucumbers, potatoes, watermelon, apples, oranges, asparagus, garlic and strawberries. By applying liquid fertilizer during the early stages of a plants development, plants absorb the key elements and nutrients of the fertilizer, which strengthen photosynthesis, improving the overall health of the plant and making it more resistant to disease. In addition, liquid fertilizer heightens the color and luster of fruits and vegetables and the overall quality of the end product.

     3. Pesticides and Insecticides. Our pesticide products can be applied to fruit trees and vegetable crops and will help eliminate harmful pests that reduce overall crop yields. A sample of the pests that bring harm to crops in China include, but are not limited to; the peach fruit fly, white aphid, red aphid, red mite, cotton bollworm, maize mite, cabbage butterfly, leaf acaroids, pear mite, grain worm, wheat moth, and the millet fly.

     All of our products are mass-produced and distributed to the wholesalers and distribution centers in the 17 provinces in which we do business. The organic compound fertilizer and liquid fertilizer are used mainly in the first half of each year. The busy periods of the farmers from south China and north China are different, so the seasonal sales of the organic compound fertilizer and liquid fertilizer vary. With regards to pesticide, the busy period for this product is from April to August of each year. Our wholesalers sell the products to the farmers directly.

                                    MARKETING

     All three of our product lines are sold directly to the farming community in rural areas or wholesalers through our distribution network. This consists of 12 established branches each representing 5 sales teams responsible for an assigned territory.

     Since our inception, the "Bodisen" brand has been aggressively marketed and promoted, through trade fairs, conventions and the print media. We also promote our product lines through television and radio adverting in China. Since the end-user for our products is the local farmer, we utilize educational seminars to promote products directly to farmers. These educational seminars are conducted locally in China and explain the advantages of organic fertilizers and how they may be used to enhance crop yields. We market directly to farmers, which allows us to collect feedback to help in preparing and designing products based on the needs of the farmers. Included in this process is the distribution of free samples that attract attention and increase brand awareness.

     The free samples are made available to allow farmers the opportunity to test the product and compare it to other fertilizer products. After the farmers participate in this test, we announce and promote the results to surrounding towns in the test zone. The cost of this is not material and is often offset by new sales in that test zone. The objective of this test is to compare our products with the similar products of competitors.


     The primary task for sales and marketing is to strengthen the home market in Shaanxi province and expand the market outside Shaanxi province into new districts where our products are not well established. We will try to accomplish this through traditional means, which are to use the market strategies of price control and the establishment of franchising its distribution to wholesalers.


     We intend to increase marketing in regions where our products are not well known. In addition, we will promote our products through national newspapers in China explaining the advantages of the high-tech nature of its environmental or "green" product lines. In order to enter the untapped markets of western China, we will explore selling exclusive franchise opportunities to new wholesale agents.


               SOURCES AND AVAILABILITY OF RAW MATERIALS (VENDORS)


     There are numerous suppliers and vendors of raw materials in the Shaanxi Province of China from which we can choose from in satisfying our production requirements. We have no contracts with trade vendors and conduct business on an order-by-order basis, a practice that is typical throughout the industry in China. We believe that we have very good relations with the agricultural vendor community.


                                    CUSTOMERS


     All orders for our products are informal and are indications of interest which can be canceled by the customers at anytime and for any reason. In China, orders of indication are the norm, and are based on the goodwill of a company's relationships with its customers. All orders that we sign with customers are informal indications of interest and there are no written or verbal sales contracts with its customers. Signed orders on file with us will be filled on a first come-first served basis, as the product is manufactured and distributed.

                              INTELLECTUAL PROPERTY

     We own a trademark on the "BODISEN" name, which is used on all our products. BODISEN is also a recognized trade name in the provinces in China in which we conduct business.


     We hold no patents and have not applied for patents on our proprietary technology or formulas because we believe application for such patents in China would result in public knowledge of our proprietary technology and formulas, which would be detrimental to our future well-being. Only certain key executives of ours have knowledge of such proprietary technology and formulas.


                            RESEARCH AND DEVELOPMENT


     Our research and development team consists of nine professionals, which perform administrative and ministerial functions. Much of our research work is done in close cooperation with universities and research labs in the Yang Ling and Xian metropolitan areas and the cost of such research work is incurred by such universities and research labs and not by us.

     In 2004, we plan to spend $130,000.00 on research and development, a majority of which is dedicated to current experiments to develop new products.

Current Research and Development Projects

     Project Ion: The study of metal ions, copper, zinc and maganese in combination with silver positive ion to control and remove crop disease brought about by fungus. We are trying to determine if the combination of these metal ions will prohibit the release of an intrusive enzyme from fungus that kills crops in China.

     Project Fly: The development of a protein abstract from a common fly to develop bacteria-based pesticides, which may have better effect on plant's resistance to insects. This project seeks to isolate a series of anti-bacteria peptides from the proteins of a common fly. This kind of anti-bacteria peptide could effectively control many pathogens which may prove better than pesticides currently available.

     Project Amino Acid: Program to build a new compound fertilizer product, based on a proactive amino acid enzyme.

     Project Build: A technique for the manufacturing of organic compound fertilizer, which could enhance the quality of organic fertilizer products.

                    GOVERNMENTAL AND ENVIRONMENTAL REGULATION

     Through the laws and regulation of the People's Republic of China and Shaannxi Provincial government, our products and services are subject to material regulation by governmental agencies responsible for the Agricultural Industry and through the government district where we are headquartered. Business and company registrations, along with our products, are certified on a regular basis and must be in compliance with the laws and regulations of the state governments and industry agencies, which are controlled and monitored through the issuance of licenses. To date, we have been compliant with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies. As of March 15, 2004, all license fees and filings are current. These licenses include:

     o PRODUCTION OF ORGANIC COMPOUND FERTILIZER LICENSE. Authorized by the Shaanxi Soil and Fertilizer Institution. After June 2004, this production license will be transferred to a Production License authorized by Ministry of Agriculture, People's Republic of China.

     o CERTIFICATE FOR PESTICIDE REGISTRATION. Is required for the production of liquid fertilizer and issued by Ministry of Agriculture, People's Republic of China.

     o PRODUCTION STANDARD. Registered with Bureau of Quality Controls and Technology, Shaanxi Provincial Government, Xi'an.

     There is no prohibitive cost in obtaining and maintaining these licenses, and it is illegal to do business without these licenses. As it is an accepted business practice to operate within the regulations of the issued license, the issuance of the license is considered a cost of doing business and fees associated with this are minimal. If we were to lose any of these licenses, we would only have a limited time to reapply for such licenses and would face possible regulatory fines. We are not subject to any environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

                                   COMPETITION

     The compound fertilizer industry is largely fragmented with most competitors operating small regional factories, serving local requirements. Most companies in this industry in China do not promote their products through brand name recognition.

     We have not yet identified any competition in Shaanxi province that operates in all three segments (compound, liquid and pesticide) of the organic fertilizer business. Our nearest competitor is Tian Bang Shaanxi. We believe that the only international company operating in China which is a competitor to us is DuPont. We compete and sell our products in seventeen provinces throughout China including Shaanxi, Hebei, Shandong, Liaoning, Jilin, Heilongjiang, Gansu, Sichuan, Henan, Shanxi, Guangxi, Xinjiang, Inner Mongolia, Ningxia, Qinghai, Yunnan and Hainan.

Employees

     As of March 15, 2004, we employed a total of 349 employees, 251 on a full-time basis, 26 of which are clerical, 74 of which are in operations, 5 in accounting, 128 of which are sales and marketing, 9 of which are administrative and 9 of which are research and development. We also employ 98 part-time employees who are farmers.

ITEM 2. DESCRIPTION OF PROPERTY.

     Our principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanzi province, People's Republic of China, 712100 and our telephone number is 011-86-29-87074957. We own two factories, which include three production lines, an office building, one warehouse, and two research labs which are located on 10,900 square meters of land. We also lease a warehouse in Yang Ling near the site of our factories. This warehouse is 300 square meters in area. The rent of the warehouse is $1,500.00 a month from May 20, 2003 to May 20, 2004. We believe that our owned and leased property is sufficient for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                            MARKET FOR COMMON EQUITY

     Our common stock trades on the NASD Over-The-Counter Bulletin Board under the symbol "BBOI." The Over-The-Counter Bulletin Board is sponsored by the National Association of Securities Dealers (NASD) and is a network of security dealers who buy and sell stocks.

     For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                    Low($)    High($)
                                    ------    ------
2003
Fourth Quarter (1)                  0.25      0.90

2004
First Quarter (2) (3)               0.25     13.90

(1) Our stock first started trading on December 1, 2003
(2) As of March 25, 2004
(3) We effected a 4:1 forward split on March 3, 2004.

     As of March 22, 2004, management believes there to be approximately 42 holders of record of our common stock. To date, we have not paid any dividends on our common stock. We do not currently intend to pay dividends in the future.

                     RECENT SALES OF UNREGISTERED SECURITIES

None.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

None.

SALES OF DEBT FOR CASH

None.

OPTION GRANTS

None.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

     o    discuss our future expectations;

     o contain projections of our future results of operations or of our financial condition; and

     o    state other "forward-looking" information.

     We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this annual report. See "Risk Factors."

Operating Results for the Years Ended December 31, 2003 and 2002

     Operating expenses increased from $91,491 in fiscal year 2002 to $107,592 in fiscal year 2003. This increase represented our continued development and implementation of our business during fiscal year 2003. Professional and consulting fees aggregated $70,346 which included $37,652 of professional fees relating to the preparation of our reports in compliance with the Securities Exchange Act. Consulting fees also include $32,694 earned by the Company's President in lieu of salary. Operating expenses include donated services valued at $8,000 for fiscal year 2003 and $2,000 for fiscal year 2002 relating to the development of the Company's business plan by its President. The Company paid $7,522 in office rent and telephone costs and received $4,000 of donated rent from its President. The Company spent $9,021 in travel and promotion as the Company sought to increase the awareness and use of its web based mortgage business.

     The Company's net loss for the year 2003 was $49,336 compared to a net loss of $78,660 in fiscal year 2002. The decreased loss recorded in 2003, reflects the substantial increase in revenues during fiscal year 2003.

Liquidity and Capital Resources

        The following discussion of liquidity and capital resources relates to Bodisen International, Inc., the company we acquired in February, 2004. We have included the discussion of liquidity and capital resources for Bodisen as we believe it is important to have a prospective look going forward for this section, and as a result of the acquisition, our business has become that of Bodisen.

         As of December 31, 2003, Bodisen International had $2,974,773 cash on hand, compared to $233,182 cash on hand as of December 31, 2002, as a result of cash provided from operations. We believe that our current cash needs for at least the next twelve months can be met from working capital. As of December 31, 2003, Bodisen International decreased inventory by $81,538 and Bodisen International's plant and equipment by $4,903. Accounts payable increased by $535,185 to $1,634,163. Short term loans increased to $1,092,000 from $12,000.
We do not currently have any contracts, plans or agreements in place for any additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. During the 2003 fiscal year, Bodisen International's accounts receivable decreased from $2,071,927 to $1,822,841. We are not aware of any material trend, event or capital commitment which would potentially adversely affect liquidity.

         The majority of Bodisen International's revenues and majority of the expenses in 2003 were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A devaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. Inflation has not had a material impact on our business.

ITEM 7. FINANCIAL STATEMENTS.

Stratabid.com, Inc.
(A Development Stage Company)

                                                                                                              Index

Independent Auditor's Report....................................................................................F-2

Consolidated Balance Sheets.....................................................................................F-3

Consolidated Statements of Operations...........................................................................F-4

Consolidated Statements of Cash Flows...........................................................................F-5

Consolidated Statement of Stockholders' Equity..................................................................F-6

Notes to the Consolidated Financial Statements..................................................................F-7

Consolidated Pro Forma Statement of Operations..................................................................F-12

Consolidated Pro Forma Statement of Financial Conditions .......................................................F-13


                          Independent Auditor's Report


To the Board of Directors and Stockholders of Stratabid.com, Inc.
(A Development Stage Company)


We have audited the accompanying consolidated balance sheets of Stratabid.com, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, cash flows and stockholders' equity accumulated for the period from January 14, 2000 (Date of Inception) to December 31, 2003 and the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Stratabid.com, Inc. (A Development Stage Company), as of December 31, 2003 and 2002, and the results of its operations and its cash flows accumulated for the period from January 14, 2000 (Date of Inception) to December 31, 2003 and the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

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

/s/Manning Elliot
-----------------
   Manning Elliot

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 10, 2004

Stratabid.com, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

                                                  December 31,         December 31,
                                                      2003                 2002
                                                        $                   $
Assets
Current Assets
  Cash                                                       -                3,761
  Accounts receivable                                      357                4,012
  Loan receivable (Note 4)                              14,270                    -
------------------------------------------------  -------------        -------------
Total Current Assets                                    14,627                7,773

Equipment (Note 3)                                       4,058                1,644
Website Development Costs (Note 3)                       1,375                1,696
Deferred Financing Cost (Note 5)                             -               19,345
------------------------------------------------  -------------        -------------
Total Assets                                            20,060               30,458
------------------------------------------------  -------------        -------------

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

   Accounts payable (Note 6(d))                         10,427               33,610
   Accrued liabilities                                   9,392                5,500
   Due to a related party (Note 6(c))                    1,231                4,873
------------------------------------------------  -------------        -------------

Total Liabilities                                       21,050               43,983
------------------------------------------------  -------------        -------------

Commitments (Note 1)

Stockholders' Deficit

Preferred Stock, 5,000,000 preferred shares
authorized with a par value of $0.0001, none issued          -                    -

Common Stock, 30,000,000 common shares
authorized with a par value of $0.0001,
1,567,000 and 1,254,000 common shares
issued and outstanding, respectively                       157                  125

Additional Paid in Capital                             113,211               64,375

Donated Capital (Note 6(a))                             30,000               18,000
------------------------------------------------  -------------        -------------
                                                       143,368               82,500
Accumulated Other Comprehensive Gain (Loss)                818                 (185)
Deficit Accumulated During the Development Stage      (145,176)             (95,840)
------------------------------------------------  -------------        -------------

Total Stockholders' Deficit                               (990)             (13,525)
------------------------------------------------  -------------        -------------

Total Liabilities and Stockholders' Deficit             20,060               30,458
================================================  =============        =============

   (The accompanying notes are an integral part of the financial statements)

Stratabid.com, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

                                                                                                            From
                                                                 Year                 Year            January 14, 2000
                                                                Ended                 Ended          (Date of Inception)
                                                             December 31,         December 31,         to December 31,
                                                                 2003                 2002                  2003
                                                                  $                     $                     $


Revenue                                                           58,256                  12,831              71,087
-----------------------------------                           -----------             -----------          ----------
Expenses
Accounting and audit                                               8,980                   8,600              18,580
Amortization                                                       1,722                     239               1,961
Bank charges                                                         538                     407               1,186
Consulting (Note 6(b))                                            32,694                  39,338              72,032
Discount on shares issued                                              -                  12,700              12,700
Donated rent (Note 6(a))                                           4,000                   1,000               8,000
Donated services (Note 6(a))                                       8,000                   2,000              22,000
Foreign exchange loss (gain)                                        (142)                    623                 481
Interest income                                                     (357)                      -                (357)
Legal                                                             28,672                  13,332              42,153
Office, rent and telephone                                         7,522                   5,506              13,028
Organizational                                                         -                     521               1,311
Transfer agent and regulatory fees                                 6,942                   3,821              10,763
Travel and promotion                                               9,021                   3,404              12,425
-----------------------------------                           -----------             -----------          ----------
                                                                 107,592                  91,491             216,263
-----------------------------------                           -----------             -----------          ----------
Net Loss for the Year                                            (49,336)                (78,660)           (145,176)
===================================                           ===========             ===========          ==========
Net Loss Per Share                                                (0.03)                  (0.07)
===================================                           ===========             ===========          ==========
Weighted Average Shares Outstanding                            1,447,000               1,127,000
===================================                           ===========             ===========          ==========

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of the financial statements)

Stratabid.com, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

                                                                                                                    From
                                                                      Year                  Year               January 14, 2000
                                                                      Ended                 Ended            (Date of Inception)
                                                                  December 31,          December 31,           to December 31,
                                                                      2003                  2002                     2003
                                                                        $                     $                       $

Cash Flows to Operating Activities

Net loss for the period                                                 (49,336)             (78,660)                (145,176)

Adjustments to reconcile net loss to cash

Amortization                                                              1,722                  239                    1,961
Discount on shares issued                                                     -               12,700                   12,700
Donated services and rent                                                12,000                3,000                   30,000
Organizational expenses paid by a shareholder                                 -                    -                      790

Change in non-cash working capital items

Decrease (increase) in accounts receivable                                3,655               (4,012)                    (357)
Increase (decrease) in accounts payable and accrued
   liabilities                                                          (19,291)              38,110                   19,819
----------------------------------------------------                 -----------            ---------                ---------
Net Cash Used by Operating Activities                                   (51,250)             (28,623)                 (80,263)
----------------------------------------------------                 -----------            ---------                ---------
Cash Flows to Investing Activities

Loan to an unrelated party                                              (14,270)                   -                  (14,270)
Purchase of equipment                                                    (3,448)              (1,883)                  (5,331)
Website development costs                                                     -               (1,696)                  (1,696)
----------------------------------------------------                 -----------            ---------                ---------
Net Cash Used In Investing Activities                                   (17,718)              (3,579)                 (21,297)
----------------------------------------------------                 -----------            ---------                ---------
Cash Flows from Financing Activities

Proceeds from a related party                                             1,231                4,623                    6,104
Repayment of loan from related party                                     (4,873)                   -                   (4,873)
Common stock issued, net of offering costs                               68,213               50,800                  119,223
Payment of deferred financing costs                                           -              (19,345)                 (19,345)
----------------------------------------------------                 -----------            ---------                ---------
Net Cash Provided by Financing Activities                                64,571               36,078                  101,109
----------------------------------------------------                 -----------            ---------                ---------
Effect of Exchange Rate Changes on Cash                                     636                 (185)                     451
----------------------------------------------------                 -----------            ---------                ---------
(Decrease) Increase in cash                                              (3,761)               3,691                        -
Cash - beginning of period                                                3,761                   70                        -
----------------------------------------------------                 -----------            ---------                ---------
Cash - end of period                                                          -                3,761                        -
----------------------------------------------------                 -----------            ---------                ---------

Non-Cash Financing Activities

Discount on shares issued                                                     -               12,700                   12,700
----------------------------------------------------                 -----------            ---------                ---------
Supplemental Disclosures

Interest paid                                                                 -                    -                        -
Income tax paid                                                               -                    -                        -

   (The accompanying notes are an integral part of the financial statements)

Stratabid.com, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From January 14, 2000 (Date of Inception) to December 31, 2003
(Expressed in U.S. dollars)

                                                                                                               Deficit
                                                                                             Accumulated     Accumulated
                                                                     Additional                 Other        During the
                                                                      Paid-in    Donated    Comprehensive   Development
                                                Shares      Amount    Capital    Capital         Loss           Stage       Total
                                                  #           $          $          $             $               $           $

Balance - January 14, 2000 (Date of
Inception)                                             -           -           -             -          -             -           -

Stock issued for cash and organizational
expenses (Note 3)                              1,000,000         100         900             -          -             -       1,000

Net loss for the period                                -           -           -             -          -          (954)       (954)
--------------------------------------------  ----------- -----------  ----------  ------------  ---------  ------------  ----------
Balance - December 31, 2000                    1,000,000         100         900             -          -          (954)         46

Value of services and rent donated by a
related party                                          -           -           -        15,000          -             -      15,000

Net loss for the year                                  -           -           -             -          -       (16,226)    (16,226)
--------------------------------------------  ----------- -----------  ----------  ------------  ---------  ------------  ----------
Balance - December 31, 2001                    1,000,000         100         900        15,000          -       (17,180)     (1,180)

Stock issued at $0.25 per share less a $0.05
per share discount for cash proceeds of
$0.20 per share                                  254,000          25      63,475             -          -             -      63,500

Translation adjustment                                 -           -           -             -       (185)            -        (185)

Value of services and rent donated by a
related party                                          -           -           -         3,000          -             -       3,000

Net loss for the year                                  -           -           -             -          -       (78,660)    (78,660)
--------------------------------------------  ----------- -----------  ----------  ------------  ---------  ------------  ----------
Balance - December 31, 2002                    1,254,000         125      64,375        18,000       (185)      (95,840)    (13,525)


Stock issued at $0.25 per share net of
offering costs                                   313,000          32      48,836             -          -             -      48,868

Translation adjustment                                 -           -           -             -      1,003             -       1,003

Value of services and rent donated by a
related party                                          -           -           -        12,000          -             -      12,000

Net loss for the year                                  -           -           -             -          -       (49,336)    (49,336)
--------------------------------------------  ----------- -----------  ----------  ------------  ---------  ------------  ----------
Balance - December 31, 2003                    1,567,000         157     113,211        30,000        818      (145,176)       (990)
============================================  =========== ===========  ==========  ============  =========  ============  ==========

  (The accompanying notes are an integral part of the financial statements)

Stratabid.com, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Period From January 14, 2000 (Date of Inception) to December 31, 2003 (Expressed in U.S. dollars)

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

     In January 2003, the Company filed a SB-2 Registration Statement with the United States Securities and Exchange Commission (SEC) which was declared effective on January 24, 2003. Pursuant to the Registration
Statement the
     Company issued 313,000 common shares at $0.25 each during the year ended December 31, 2003 for total proceeds of $78,250. The Company paid $29,382, including $19,345 in deferred financing costs in the prior year, for professional fees relating to the preparation of the Registration Statement.

     In January 2004, the President of the Company advanced $24,250 to the Company for working capital purposes. This amount is unsecured, non-interest bearing and due on demand. The Company will continue its mortgage brokerage activities to generate revenues and will also raise additional working capital, if necessary, through the sale of equity securities or the issuance of debt instruments. Operating expenses for the next twelve months are expected to remain relatively consistent with the current year.

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

     (h) Foreign Currency Translation

     The functional currency of the Company's Canadian subsidiary is the Canadian dollar. The financial statements of this subsidiary are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations.

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

     (l)  Other Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company had a comprehensive loss of $50,379 and $78,845 which includes a foreign currency translation gain of $1,003 and a loss of $185, at December 31, 2003 and 2002, respectively.

     (m)  Recent Accounting Pronouncements

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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


3.   Equipment and Website Development Costs

                                                                                      December 31, 2003    December 31, 2002
                                                                  Accumulated           Carrying             Carrying
                                                     Cost        Amortization            Value                Value
                                                      $                $                   $                    $

     Computer and presentation equipment            5,331            1,273               4,058                1,644
     Website development costs                      2,063              688               1,375                1,696
     -------------------------------------------- -----------  ------------------  ------------------- - -----------------
                                                    7,394            1,961               5,433                3,340
     -------------------------------------------- -----------  ------------------  ------------------- - -----------------

4.   Loan Receivable

     The Company advanced CAD$20,000 to an unrelated party during the three-month period ended September 30, 2003. The loan was made pursuant to a Director's Resolution in the best interest of the Company and has a term of three months bearing simple interest at 10% per annum. The loan was not repaid and therefore in default as of December 31, 2003.

5.   Common Shares

     The Company issued 313,000 common shares at a price of $0.25 per share for total proceeds of $78,250 during the current year pursuant to an SB-2 Registration Statement. The Company paid $29,382, including $19,345 in deferred financing costs in the prior year, for professional fees relating to the preparation of the Registration Statement. The Company has accounted for these professional fees as offering costs in the current year.


6.   Related Party Transactions/Balances

     (a) The President and sole shareholder developed the business plan the Company is exploiting on behalf of the Company during the fiscal period ended December 31, 2001. The value for these services charged to operations, was $8,000 for the year ended December 31, 2003 (2002:
          $2,000). Rent and office costs valued at $4,000 for the year ended December 31, 2003 (2002: $1,000) were paid for by this related party and charged to operations. These services and costs, valued at $30,000 from date of inception, are treated as donated capital and charged to operations.

     (b) The President of the Company was paid $32,694 for consulting services during the year ended December 31, 2003 (2002: $24,876).

     (c) A loan of $4,873 due to the President of the Company was repaid during the current year. The loan was unsecured, non-interest bearing and due on demand. During November 2003, the President of the Company advanced $1,231 to the Company which is unsecured, non-interest bearing and due on demand.

     (d) Included in accounts payable are amounts owing to the President of $3,662 and $1,565 relating to expenses paid on behalf of the Company for the years ended December 31, 2003 and 2002 respectively. Consulting services of $5,152 ($9,000 CDN) owing to the President were included in accounts payable for the year end December 31, 2002.

7.   Income Tax

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses of approximately $102,000, which expire starting in 2015. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     The components of the net deferred tax asset at December 31, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                              2003              2002
                                               $                 $

Net Operating Loss                           45,086            82,054
Statutory Tax Rate                            34%               34%
Effective Tax Rate                             -                 -
Deferred Tax Asset                           15,329            27,898
Valuation Allowance                         (15,329)          (27,898)
-------------------------------------   ----------------- -----------------
Net Deferred Tax Asset                         -                 -
-------------------------------------   ----------------- -----------------

                               STRATABID.COM, INC.
                        PRO FORMA STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                   (Unaudited)

The following Unaudited Pro Forma Statement of operations has been derived from the audited financial statements of Stratabid.com, Inc., a Delaware Corporation
(A) for the year ended December 31, 2003 and the audited financial statements of Bodisen International, Inc., a Delaware Corporation (B) for the year ended December 31, 2003. The Pro Forma Statements of Operations reflects the acquisition of B by a wholly-owned subsidiary of the Company A (a reporting company) on February 24, 2004 in a acquisition using reverse acquisition method of accounting and assumes that such acquisition was consummated as of January 1, 2003.

The Pro Forma Statement of Operations and financial conditions should be read in conjunction with the Financial Statements of A, the Financial Statements of B and the Notes to the financial statements. The Pro Forma Statements do not purport to represent what the Company's results of operations and financial conditions would actually have been if the acquisition of A had occurred on the d accompanying data, are based on available information and the assumption set forth in the foot notes below, which management believes are reasonable.

                                                                      A              B            Pro Forma          Pro Forma
                                                                (Historical)    (Historical)      Adjustment         Combined
                                                                --------------  -------------   ---------------   ----------------

Net Revenue                                                     $      58,256   $  9,783,784    $           -           9,842,040

Cost of revenue                                                             -      6,706,082                -           6,706,082
                                                                --------------  -------------   ---------------   ----------------

Gross profit                                                           58,256      3,077,702                -           3,135,958

Operating expenses                                                    107,592      1,204,208                -           1,311,800
                                                                --------------  -------------   ---------------   ----------------

Loss from operations                                                  (49,336)     1,873,494                -           1,824,158

Non-operating income (Expenses)                                             -         96,867                -              96,867
                                                                --------------  -------------   ---------------   ----------------

Net gain/loss                                                   $     (49,336)  $  1,970,361    $           -           1,921,025
                                                                ==============  =============   ===============   ================

EARNINGS PER SHARE

   Weighted -average number of
   shares outstanding                                               1,567,000      3,000,000                            4,567,000
                                                                ==============  =============                     ================

   Gain/loss per share                                          $       (0.03)  $       0.66                      $          0.42
                                                                ==============  =============                     ================

NOTES:

(1) Loss per share data shown above are applicable for both primary and fully diluted.

(2) Weighted-average number of shares outstanding for the combined entity includes all shares issued before the acquisition as if outstanding as of January 1, 2003.

(3) Weighted average number of shares outstanding for combined entity includes 1,567,000 shares of A outstanding shares as of December 31, 2003 and 3,000,000 shares of common stock issued to the shareholders of (B) pursuant to the stock acquisition and reorganization agreement.

                               STRATABID.COM, INC.
                   PRO FORMA STATEMENT OF FINANCIAL CONDITIONS
                     FOR THE PERIOD ENDED DECEMBER 31, 2003
                                   (Unaudited)

The following unaudited Pro Forma Statement of financial conditions has been derived from the audited financial statements of Stratabid.com, Inc. (A) as of December 31, 2002 and the audited financial statements of Bodisen International, Inc. (B) as of December 31, 2003. The unaudited Pro Forma Statements of financial conditions reflects the acquisition of B by a wholly-owned subsidiary of A (a reporting company) in a merger using reverse acquisition method of accounting.

                                                     A              B                               Pro Forma         Pro Forma
                                               (Historical)    (Historical)      Investment        Adjustment         Combined
                                               --------------  -------------   ---------------   ----------------   --------------
                           ASSETS

Current Assets                                 $      14,627   $  7,446,862    $         -        $         -           7,461,489

Property & equipment, net                              4,058      1,220,587              -                  -           1,224,645

Intangible assets, net                              1,375.00      2,310,148              -                  -           2,311,523

Capital work in progress                                   -        222,083              -                  -             222,083

Investment - acquisition of subsidiary                     -              -      4,500,000 (2)     (4,500,000)(4)               -

                                               --------------  -------------   ---------------   ----------------   --------------
TOTAL ASSETS                                   $      20,060   $ 11,199,680    $ 4,500,000        $(4,500,000)       $ 11,219,740
                                               ==============  =============   ===============   ================   ==============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities                            $      21,050    $ 2,832,106     $           -      $         -          2,853,156

Stockholders' equity;

  Common stock                                           157              1               300 (2)             (1)(1)          457


  Additional paid in capital                         113,211      6,014,399         4,499,700 (2)   (4,644,357)(4)      5,982,953

  Statutory reserve                                        -        263,795                 -                -            263,795

  Donated Capital                                     30,000              -                 -                -             30,000

  Accumulated other comprehensive gain (loss)            818              -                 -             (818)(3)              -

  Retained earnings (deficit)                       (145,176)     2,089,379                 -          145,176 (3)      2,089,379


                                                 --------------  -------------   ---------------   ----------------   --------------

     Total stockholders' equity (deficit)               (990)     8,367,574         4,500,000       (4,500,000)         8,366,584
                                                 --------------  -------------   ---------------   ----------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                               $      20,060   $ 11,199,680     $   4,500,000      $(4,500,000)       $11,219,740
                                                 ==============  =============   ===============   ================   ==============

NOTES;

(1) Elimination of Common stock of (B) before the acquisition

(2) Issuance of shares of common stock to shareholder of (B) valued at
$4,500,000

(3) Elimination of pre-acquisition retained earnings of (B)

(4) Elimination of investment in subsidiary on consolidation

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 26, 2004, we dismissed Manning Elliott, Chartered Accountants ("Manning") as our principal independent accountant. On February 26, 2004, we engaged Kabani & Company, Inc. as our principal independent accountant. The action to engage Kabani & Company, Inc. was taken upon the unanimous approval of our Board of Directors.

During the last two fiscal years ended December 31, 2002 and December 31, 2001 and through February 26, 2004, there were no disagreements between the Company and Manning on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Manning would have caused Manning to make reference to the matter in its reports on our financial statements. During the last two most recent fiscal years ended December 31, 2002 and December 31, 2001 and through February 26, 2004, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During the two most recent fiscal years and through February 26, 2004, we have not consulted with Kabani & Company, Inc. regarding either:

1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Kabani & Company, Inc. concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

We requested that Manning furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter, dated February 26, 2004, was filed as Exhibit 4 to the Form 8-K filed with the Securities and Exchange Commission on February 27, 2004.


ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

As of December 31, 2003, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls
----------------------------

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



NAME                       AGE              POSITION
----                       ---              --------

Qiong Wang                 40               Chief Executive Officer and Director

Dingxiang Yang             39               Chief Financial Officer

Yongning Zhang             28               Secretary

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

Qiong Wang. Ms. Wang has served as the Chief Executive Officer and a director since February, 2004. Previously, Ms. Wang was the Chairman of the Board of Directors of Yang Ling from September 2001 until February, 2004. From 1997 to May 2001, Ms. Wang was the Chief Executive Officer and President of Shaanxi Bodison Chemical Co., Ltd., which became Yang Ling. From May 1996 to December 1997, Ms. Wang was the President of Yang Ling Kang Yuan Chemical Company. Ms. Wang graduated from North-West Agronomy College, with a Bachelor of Science degree in 1986.

Dingxiang Yang. Mr. Yang is a Certified Public Accountant in China and has been our Chief Financial Officer since February, 2004. From 1997 until 2003, Mr. Yang was the Head of Accounting Department at ShaanXi Agricultural Corporation, a government agricultural product distribution firm. Mr. Yang was the Head of Accounting Department of Xi'An Electric Motor Institute from 1986 until 1997. Mr. Yang received a Bachelor's degree in accounting from ShaanXi Second Institute of Commerce in 1986.

Yongning Zhang. Mr. Zhang has been the secretary since February, 2004. Between 1999 and February, 2004, Mr. Zhang was the human resources manager of Bodisen International, Inc. He received a Bachelor's degree in business management from ShaanXi Baoji Arts & Sciences Institute in 1999.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation paid or accrued by us to certain of our executive officers during fiscal years ended 2003, 2002 and 2001. Summary Compensation Table

                                                                           Other
                                                           Annual      Restricted     Options       LTIP
  Name & Principal                Salary       Bonus       Compen-        Stock         SARs       Payouts      All Other
      Position          Year        ($)         ($)      sation ($)    Awards ($)      (#)(1)        ($)      Compensation
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Derek Wasson,              2003          0           0            0            0            0             0        32,694 (3)
CEO                        2002          0           0            0            0            0             0        19,047 (3)
                           2001 (1)      0           0            0            0            0             0             0
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------

Steven Bruk,
CEO                        2001 (2)      0           0            0            0            0             0             0

--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------

(1) For the period  January 25, 2001 to December  31,  2001.
(2) For the period January  1,  2001 to  January  25,  2001.
(3) Represents consulting fees paid.

OPTIONS

No options were exercised or granted during the last fiscal year.

There were no long-term incentive plans or rewards made in fiscal 2003.

Employment Agreements

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

As of March 22, 2004, there were 15,268,000 shares of common stock, par value $0.0001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 22, 2004:

     -    all directors
     - each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding common stock
     -    each executive officer named in the Summary Compensation Table
     -    all directors and executive officers as a group

The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.



Title of Class    Name and Address                 Amount of        Percent of
                  of Beneficial Owner              Beneficial         Class
                                                   Ownership           (1)

Common Stock      Qiong Wang                          3,748,780         24.6%
                  Bodisen Biotech, Inc.,
                  North Part of Xinquia Road,
                  Yang Ling Agricultural High-Tech
                  Industries Demonstration Zone,
                  Yang Ling, China 712100.

Common Stock      Dingxiang Yang                              0            0%
                  Bodisen Biotech, Inc.,
                  North Part of Xinquia Road,
                  Yang Ling Agricultural High-Tech
                  Industries Demonstration Zone,
                  Yang Ling, China 712100.

Common Stock      Yongning Zhang                              0            0%
                  Bodisen Biotech, Inc.,
                  North Part of Xinquia Road,
                  Yang Ling Agricultural High-Tech
                  Industries Demonstration Zone,
                  Yang Ling, China 712100.

Common Stock      Shares of all directors and         3,748,780         24.6%
                  executive officers as a
                  group (3 persons)


Common Stock      Bo Chen                             3,584,096         23.5%
                  Bodisen Biotech, Inc.,
                  North Part of Xinquia Road,
                  Yang Ling Agricultural High-Tech
                  Industries Demonstration Zone,
                  Yang Ling, China 712100.

* Represents less than 1%

(1) Based on 15,268,000 shares of common stock currently outstanding.

STOCK OPTION PLANS

None.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

We did not file any reports on Form 8-K during our fourth quarter of 2003.

Exhibits

3.1 Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on September 3, 2002 and incorporated herein by reference.

3.2 Amendment to Certificate of Incorporation of the Company, changing name to Bodisen Biotech, Inc.

3.3 By-Laws of the of the Company, filed as Exhibit 3.2 to the registration statement on Form SB-2 filed with the Commission on September 3, 2002 and incorporated herein by reference.

10.1 Consulting Agreement with Big Sky Management, Ltd., filed as Exhibit 10.1 to the registration statement on Form SB-2 filed with the Commission on September 3, 2002 and incorporated herein by reference.

10.2 Loan Agreement, dated as of September 28, 2003, between the Company and Xianyang City Commercial Bank

31.1 Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302.

31.2 Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302.

32.1 Certification by Chief Executive Officer pursuant to 18 U.S. C. Section
     1350.

32.2 Certification by Chief Financial Officer pursuant to 18 U.S. C. Section
     1350.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Bodisen Biotech, Inc., a Delaware Corporation



Dated: March 30, 2004                       By: /s/ Qiong Wang
                                            ----------------------
                                                    Qiong Wang
                                                    Chief Executive Officer

Dated: March 30, 2004                       By: /s/ Dingxiang Yang
                                            ----------------------
                                                    Dingxiang Yang
                                                    Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                    Date




/s/ Qiong Wang           Chief Executive Officer                  March 30, 2004
----------------         and Director
    Qiong Wang