Form 10QSB
period 2004-03-31
STRATABID COM INC
filed 2004-05-14
CIK 1178552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________ to _________

                        Commission file number: 333-9101

                              BODISEN BIOTECH, INC.
             (Exact name of registrant as specified on its charter)

                Delaware                                 98-0381367
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                   Identification No.)

                           North Part of Xinquia Road,
         Yang Ling Agricultural High-Tech Industries Demonstration Zone,
                  Yang Ling, People's Republic of China, 712100
                    (Address of principle executive offices)

                                 86-29-87074957
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 15,268,000 shares issued and outstanding as of May 11, 2004

                                      INDEX

PART I           FINANCIAL INFORMATION
                 ITEM 1       Consolidated Balance Sheet - March 31, 2004 (unaudited)                          3

                              Statements of Income -Three Months Ended March 31, 2004 and 2003
                              (unaudited)                                                                      4

                              Statements of Cash Flows - Three Months Ended March 31, 2004 and 2003
                              (unaudited)                                                                      5

                              Notes to Interim Financial Statements (unaudited)                               6-11

                 ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                    12 - 13

                 ITEM 3       Controls and Procedures                                                          14

PART II          OTHER INFORMATION

                 ITEM 1       Legal proceedings                                                                15
                 ITEM 2       Changes in securities and use of proceeds                                        15
                 ITEM 3       Defaults upon senior securities                                                  15
                 ITEM 4       Submission of matters to a vote of security holders                              15
                 ITEM 5       Other information                                                                15
                 ITEM 6       Exhibits and Reports on 8-K                                                      15

                 SIGNATURES                                                                                    17

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                      BODISEN BIOTECH, INC. AND SUBSIDIARIES
                         (Formerly Stratabid.com, Inc. )
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (Unaudited)

                                     ASSETS


        CURRENT ASSETS:
                Cash & cash equivalents                                          $   2,479,217
                Accounts receivable, net                                             2,755,945
                Investment                                                             242,000
                Advances to Suppliers                                                2,610,888
                Inventory                                                              490,668
                                                                                 --------------

                                      Total current assets                           8,578,719

        PROPERTY AND EQUIPMENT, net                                                  1,477,715

        CAPITAL WORK IN PROGRESS                                                             -

        INTANGIBLE ASSETS, net                                                       2,277,678
                                                                                 --------------
                                                                                 $  12,334,112
                                                                                 ==============


        LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:
                Accounts payable                                                 $   1,668,334
                Accrued expenses                                                        79,479
                Unearned revenue                                                        16,020
                Short term loan                                                      1,101,100
                Dividend payable                                                             -
                Other payables                                                         661,106
                                                                                 --------------
                                      Total current liabilities                      3,526,039

        STOCKHOLDERS' EQUITY
                Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
                 none issued                                                                 -
                Common stock, $0.0001 per share; authorized 30,000,000 shares;
                 issued and outstanding 15,268,000 shares                                1,527
                Additional paid in capital                                           5,991,823
                Accumulated other comprehensive gain                                    40,575
                Statutory reserve                                                      305,892
                Retained earnings                                                    2,468,255
                                                                                 --------------
                                      Total stockholders' equity                     8,808,073
                                                                                 ==============
                                                                                 $  12,334,111
                                                                                 ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

                     BODISEN BIOTECH INC., AND SUBSIDIARIES
                         (formerly Stratabid.com, Inc.)
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

                                                                       2004                        2003
                                                               -------------------       ----------------------
Net revenue                                                    $        2,186,089        $           1,613,653

Cost of revenue                                                         1,313,304                    1,127,010
                                                               -------------------       ----------------------

Gross profit                                                              872,785                      486,643

Operating expenses
              Selling expenses                                            123,346                       63,512
              General and administrative expenses                         226,714                      124,848
                                                               -------------------       ----------------------
                   Total operating expenses                               350,060                      188,360


Income from operations                                                    522,725                      298,283

Non-operating Income (expense):
              Other income (expense)                                            -                       (1,815)
              Interest expense                                            (27,415)                     (27,741)
                                                               -------------------       ----------------------

                   Total non-operating income (expense)                   (27,415)                     (29,556)
                                                               -------------------       ----------------------

Income before income tax                                                  495,311                      268,726

Provision for income tax                                                   74,337                            -
                                                               -------------------       ----------------------

Net Income                                                                420,974                      268,726

OTHER COMPREHENSIVE INCOME (LOSS)
              Foreign currency translation gain                            40,575                       23,425
                                                               -------------------       ----------------------


COMPREHENSIVE INCOME                                           $           40,575        $              23,425
                                                               ===================       ======================

                                                                          420,974
Basic and diluted weighted average shares outstanding                  15,268,000                   12,000,000
                                                               ===================       ======================


Basic and diluted net income per share                         $             0.03        $                0.02
                                                               ===================       ======================

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                      BODISEN BIOTECH, INC. AND SUBSIDIARIES
                         (Formerly Stratabid.com, Inc. )
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                                        2004           2003
                                                                   -------------   -------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                  $    420,974    $    268,726
       Adjustments to reconcile net income to net cash
       used in operating activities:
           Depreciation and amortization                                 72,098          37,525
           (Increase) / decrease in current assets:
                  Accounts receivable                                  (933,104)       (641,321)
                  Advances to suppliers                                (677,372)        117,514
                  Inventory                                             225,064        (681,356)
           Increase / (decrease) in current liabilities:
                  Accounts payable                                       34,171          98,532
                  Unearned revenue                                          133         676,265
                  Other payables                                        625,756          15,778
                  Accrued expenses                                        3,992           9,605
                                                                   -------------   -------------
       Net cash used in operating activities                           (228,288)        (98,732)
                                                                   -------------   -------------


  Effect of exchange rate on cash                                        47,554          23,357

  CASH FLOWS FROM INVESTING ACTIVITIES
           Acquisition of property & equipment                          (72,822)        (26,158)
           Investment                                                  (242,000)              -
                                                                   -------------   -------------
       Net cash used in investing activities                           (314,822)        (26,158)
                                                                   -------------   -------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from loan                                                 -         484,000
           Dividend paid                                                      -         (77,663)
                                                                   -------------   -------------

       Net cash provided by financing activities                              -         406,337
                                                                   -------------   -------------

  NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                   (495,556)        304,804

  CASH & CASH EQUIVALENTS, BEGINNING BALANCE                          2,974,773         233,182
                                                                   -------------   -------------

  CASH & CASH EQUIVALENTS, ENDING BALANCE                          $  2,479,217    $    537,986
                                                                   =============   =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      BODISEN BIOTECH, INC. AND SUBSIDIARIES
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (unaudited)


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Yang Ling Bodisen Biology Science and Technology Development Company Limited ("BBST") was founded in the People's Republic of China on August 31, 2001. BBST, located in Yang Ling Agricultural High-Tech Industries Demonstration Zone, is primarily engaged in developing, manufacturing and selling pesticides and compound organic fertilizers in the People's Republic of China. Bodisen International, Inc. ("BII") is a Delaware Corporation, incorporated on November 19, 2003. BII was a non-operative holding company of BBST.

On December 15, 2003, BII entered in to an agreement with all the shareholders of BBST to exchange all of the outstanding stock of BII for all the issued and outstanding stock of BBST. After the consummation of the agreement, the former shareholders of BBST own 1500 shares of common stock of BII, which represent 100% of BII's issued and outstanding shares. For U.S. Federal income tax purpose, the transaction is intended to be qualified as a tax-free transaction under section 351 of the Internal Revenue Code of 1986, as amended.

The exchange of shares with BBST has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of the BBST obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of BBST, with BBST being treated as the continuing entity. The historical financial statements presented are those of BBST. The continuing company has retained December 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

On February 24, 2004, BII consummated a merger agreement with Stratabid.com, Inc. ("Stratabid"), a Delaware corporation, under which Stratabid issued 12,000,000 shares of Stratabid to the shareholders of BII, and under which BII merged into Bodisen Holdings, Inc. (BHI), an acquisition subsidiary of
Stratabid, with BHI being the surviving entity. As a part of the merger, Stratabid cancelled 3,000,000 shares of its issued and outstanding stock owned by its former president and declared a stock dividend of three shares on each share of its common stock outstanding for all stockholders on record as of February 27, 2004.

Stratabid was incorporated in the State of Delaware on January 14, 2000 and before the merger, was a start-up stage Internet based commercial mortgage origination business based in Vancouver, BC, Canada.

The exchange of shares with Stratabid has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of BII obtained control of Stratabid. On March 1, 2004, Stratabid was renamed Bodisen Biotech, Inc. (the "Company"). Accordingly, the merger of the two companies has been recorded as a recapitalization of the Company, with the Company being treated as the continuing entity. The financial statements of legal acquiree are not significant; therefore, no pro forma financial information is submitted.


 2. BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2003.

                      BODISEN BIOTECH, INC. AND SUBSIDIARIES
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (unaudited)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $85,235 as at March 31, 2004.

Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers amounted to are interest free and unsecured. The advances amounted to $2,610,888 at March 31, 2004.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company had been approved by the local tax bureau and the Management Regulation of Tianjin Economic and Technological Development Zone. The Company was exempted from income tax in its first year of operations.

For the period ended March 31, 2004, the Company has computed a provision for income taxes in accordance with the government's tax bureau of 15% of net income.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Foreign currency transactions and comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $40,575 at March 31, 2004 are classified as an item of other comprehensive income in the stockholders' equity section of the consolidated balance sheet. During the three month periods ended March 31, 2004 and 2003, comprehensive income in the consolidated statements of operation included translation gains of $40,575 and $23,425, respectively.

                      BODISEN BIOTECH, INC. AND SUBSIDIARIES
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (unaudited)
Segment Reporting

The Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company's assets are located in People's Republic of China.

Recent Pronouncements

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

3. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc. (from the merger date), its 100% wholly-owned subsidiary Bodisen Holdings, Inc. ("BHI") and BHI's 100% wholly-owned subsidiary Yang Ling Bodisen Biology Science and Technology Development Company Limited. All significant inter-company accounts and transactions have been eliminated in consolidation.

4. MAJOR VENDORS

Two vendors provided 42% of the Company's raw materials for the three month period ended March 31, 2004. The payable balance for these parties amounted to $3,560 at March 31, 2004. Three vendors provided 71% of the Company's raw materials for the three month period ended March 31, 2003. The payable balance for these parties amounted to $173,484 at March 31, 2003.

                      BODISEN BIOTECH, INC. AND SUBSIDIARIES
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (unaudited)

5. INVESTMENT

The Company purchased 1,600,000 shares of Xi'an Amorphous Alloy Science and Technology Co., Ltd, a private company, for $242,000. The Company has accounted for the investment under the lower of cost or fair value.

6.    INTANGIBLE ASSETS

Net intangible assets at March 31, 2004 were as follows:



 Rights to use land                           $   1,655,248
 Fertilizers proprietary technology rights          960,000
                                             ---------------
                                                  2,615,248
 Less Accumulated amortization                     (337,570)

                                             ---------------
                                              $   2,277,678
                                             ===============

The Company's office and manufacturing site is located in Yang Ling Agricultural High-Tech Industries Demonstration Zone in the province of Shanxi, People's Republic of China. The Company leases land per a real estate contract with the government of People's Republic of China for a period from November 2001 through November 2051. Per the People's Republic of China's governmental regulations, the Government owns all land.

During July 2003, the Company leased another parcel of land per a real estate contract with the government of the People's Republic of China for a period from July 2003 through June 2053.

The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years. The "Rights to use land" is being amortized over 50 years period.

The Company acquired Fluid and Compound Fertilizers proprietary technology rights with a life ending December 31, 2011. The Company is amortizing Fertilizers proprietary technology rights over a period of ten years. The "Rights to use land" is being amortized over 10 years period.

Amortization expense for the Company's intangible assets for the period ending March 31, 2004 and 2003 amounted to $32,470 and $25,132, respectively.

Amortization expense for the Company's intangible assets over the next five fiscal years is estimated to be: 2004-$130,000, 2005-$130,000, 2006-$130,000,
2007-$130,000 and 2008-$100,000.

7. SHAREHOLDERS' EQUITY

On February 24, 2004, BII entered into a merger agreement with Stratabid.com, Inc. (Stratabid) under which 12,000,000 shares of Stratabid were issued to the shareholders of BII (note 12). As a part of the merger, Stratabid cancelled 3,000,000 shares of its issued and outstanding stock owned by a majority shareholder and declared a stock dividend of three shares on each share of its common stock outstanding for all stockholders on record as of February 27, 2004, after the merger agreement. The Company has a total of 15,268,000 shares of common stock outstanding as of March 31, 2004.

                      BODISEN BIOTECH, INC. AND SUBSIDIARIES
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (unaudited)
8. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $27,415 and $41,359 for interest and income tax during the period ended March 31, 2004 and the year ended December 31, 2003, respectively.

9. STATUTORY COMMON WELFARE FUND AND RESERVE

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

     (i)  Making up cumulative prior years' losses, if any;

     (ii) Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

     (iii)Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

     (iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $42,097 and $26,873 as statutory reserve for the three month periods ended March 31, 2004 and 2003, respectively.

The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan $14,669 and $12,188 for the three month period ended March 31, 2004 and 2003, respectively.

10. FACTORY LOCATION AND LEASE COMMITMENT

BBST's principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanzi province, People's Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. BBST also leases a warehouse in Yang Ling near the site of Bodisen's factories. This warehouse is 300 square meters in area. The rent of the warehouse is $1,500 a month from May 20, 2003 through May 20, 2004.

11. EARNING PER SHARE

Earnings per share for three month periods ended March 31, 2004 and March 31, 2003 were determined by dividing net income for the periods by the weighted

                      BODISEN BIOTECH, INC. AND SUBSIDIARIES
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (unaudited)

average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

12. MERGER AGREEMENT

On February 11, 2004, Stratabid entered into an Agreement and Plan of Merger with Bodisen Acquisition Corp., a Delaware corporation ("BAC") wholly-owned by Stratabid, Bodisen International, Inc., a Delaware corporation ("BII") and the shareholders of BII. BII has one 100% wholly-owned subsidiary in Shaanxi, China, Yang Ling Bodisen Biology Science and Technology Development Company Limited ("BBST"). Under the terms of the agreement, BII merged with and into BAC and Stratabid issued three million shares of its common stock to the holders of BII. The new shares constitute approximately 79 percent of the outstanding shares of Stratabid, which changed its name to Bodisen Biotech, Inc. (the "Company"). The Agreement and Plan of Merger was closed on February 24, 2004.

BII's Chairman of the Board was appointed the Company's Chief Executive Officer.

At the Effective Time, by virtue of the Merger and without any action on the part of the BAC, BII or the BII Shareholders, the shares of capital stock of each of BII and the BAC shall be converted as follows:

     (a) Capital Stock of the BAC. Each issued and outstanding share of the BAC's capital stock shall continue to be issued and outstanding and shall be converted into one share of validly issued, fully paid, and non-assessable common stock of the Surviving Company (Bodisen Holdings, Inc.). Each stock certificate of the BAC evidencing ownership of any such shares shall continue to evidence ownership of such shares of capital stock of the Surviving Company.

     (b) Conversion of BII Shares. Each BII Share that is issued and outstanding at the Effective Time shall automatically be cancelled and extinguished and converted, without any action on the part of the holder thereof, into the right to receive at the time and in the amounts described in this Agreement an amount of Acquisition Shares equal to the number of Acquisition Shares divided by the number of BII Shares outstanding immediately prior to Closing. All such BII Shares, when so converted, shall no longer be outstanding and shall automatically be cancelled and retired and shall cease to exist, and each holder of a certificate representing any such shares shall cease to have any rights with respect thereto, except the right to receive the Acquisition Shares paid in consideration therefore upon the surrender of such certificate in accordance with this Agreement.

     (c) Within thirty (30) days from the Closing Date, Stratabid shall sell its business operations, as they exist immediately prior to the Closing, to Derek Wasson, former president. In consideration of the sale, Mr. Wasson shall return 750,000 Stratabid Common Shares to Stratabid for cancellation. In addition, Mr. Wasson shall forgive all indebtedness owed by Stratabid to Mr. Wasson. Other than indebtedness of BII, Stratabid shall have no indebtedness or other liability of any kind or nature after the sale of the business to Mr. Wasson, save and except for liabilities incurred in connection with the Merger.

13. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended March 31, 2004 presentation.

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the telecommunications marketplace.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Some of the information in this Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

     o    discuss our future expectations;
     o contain projections of our future results of operations or of our financial condition; and
     o    state other "forward-looking" information.

     We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in our filings with the Securities and Exchange Commission.

Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

     Revenue. The Company generated revenues of $2,186,089 for the three months ended March 31, 2004, an increase of $572,436 or 35.47%, compared to $1,613,653 for the three months ended March 31, 2003. The increase in revenues was primarily attributable to increased marketing efforts with the expansion of the Company's sales force, which resulted in increases in our customer base and related volume of recurring and new customer sales.

     Net Income. The Company's net income was $ 420,974 for the month ended March 31, 2004, an increase of $152,248 or 56.66% compared to $268,726 for the three months ended March 31, 2003. The increase is attributed to the substantial growth in the demand for the company's products throughout China.

     Gross profit. The Company achieved a gross profit of $872,785 for the three months ended March 31, 2004, an increase of $386,142 or 79.35%, compared to $486,643 for the three months ended March 31, 2003. Gross margin, as a percentage of revenues, increased from 30.16% for the three months ended March 31, 2003, to 39.92% for the three months ended March 31, 2004. The increase in gross margin was primarily attributable to increased sales of products with a higher profit margin such as liquid fertilizers and pesticides, and an increase in purchase volume discounts.

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Operating expenses. The Company incurred operating expenses of $350,060 for the three months ended March 31, 2004, an increase of $161,700 or 85.85%, compared to $188,360 for the three months ended March 31, 2003. This increase represents our continued development and implementation of our business during first quarter 2004, and the increase in revenue from the 2003 to 2004 period. Aggregated selling expenses of $123,346 account for expenses related to costs associated with sales and marketing of the company's products. Operating expenses include general and administrative expenses of $226,714 for first quarter 2004 and relate to cost of maintaining the company's facilities, salaries and research and development.


Liquidity and Capital Resources

As of March 31, 2004 the Company had $2,479,217 cash and cash equivalents, and we believe that our current cash needs for at least the next twelve months can be met from working capital. The Company had net usage of cash from operations of $228,288 for the three month period ended March 31, 2004 as compared to net usage of $98,732 in the corresponding period last year. The net usage of cash in the current period was mainly due to increase in accounts receivable of $933,104 and advances to suppliers of $677,372 as compared to increase of accounts receivable of 641,321 and decrease of advances to suppliers of $117,514, in the corresponding period last year. The usage in the current period was partly mitigated by increase of other payables by $625,756 and decrease of inventory by $225,064. We do not currently have any contracts, plans or agreements in place for any additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Cashflows from investing activities resulted in net usage of $314,822 as compared to net usage of $26,158 in the corresponding period last year. The greater usage in the current period was mainly due to increase of investment in property and equipment of $72,822 in the first quarter 2004 from $26,158 in the first quarter 2003. The balance of this increase in usage in the current period is a result of an investment of $242,000 in Xi'An Amorphous Alloy Science and Technology Co., Ltd. The Company currently is planning to expand its manufacturing capacity and believes financing for the expansion will come from company cash or if required from bank financings to effect the completion of the expansion. The new facility will be constructed using current cashflow and we do not expect this to affect operations or adversely affect liquidity.

The Company has no financing activity in the current period as compared to net cash provided by the financing activities of $406,337 in the corresponding period last year, mainly due to increase in loan of $484,000..

The Company had a net decrease in cash and cash equivalent of $495,556 in the current period as compare to a net increase of $304,804 in the last year.

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES

                         ITEM 3. CONTROLS AND PROCEDURES


     a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive
          Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting. a)

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

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

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 24, 2004, we issued 12,000,000 shares of our common stock in exchange for all of the issued and outstanding shares of Bodisen Biotech, Inc. The shares were issued to nineteen accredited investors in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

On March 3, 2004, we effected a stock dividend, whereby each shareholder received three additional shares of common stock for every share of common stock owned on February 27, 2004. All information presented in this Form 10-QSB has been adjusted to reflect the dividend.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5   OTHER INFORMATION

Not applicable.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

          31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

          32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

          32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

     (b)  Reports on Form 8-K.

          Form 8-K, February 27, 2004, Items 1, 4 and 7 - Announcing the acquisition of Bodisen International, Inc. and the change in control resulting from the acquisition.

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BODISEN BIOTECH, INC.

Date:  May 14, 2004                   By: /s/ QIONG WANG
                                              -----------
                                              Qiong Wang
                                              Chief Executive Officer


Date:  May 14, 2004                   By: /s/ SHUIWANG WEI
                                              -------------
                                              Shuiwang Wei
                                              Chief Financial Officer