Form 10QSB
period 2004-06-30
BODISEN BIOTECH, INC
filed 2004-07-28
CIK 1178552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One) [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 15,268,000 shares issued and outstanding as of July 26, 2004

                              BODISEN BIOTECH, INC.


                                      INDEX


PART I           FINANCIAL INFORMATION

                 ITEM 1       Consolidated Balance Sheet -June 30, 2004 (unaudited)                            3

                              Statements of Income -Three and Six Months Ended June 30, 2004 and 2003
                              (unaudited)                                                                      4

                              Statements of Cash Flows - Six Months Ended June 30, 2004 and 2003
                              (unaudited)                                                                      5

                              Notes to Interim Financial Statements (unaudited)                               6-13

                 ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                    14 - 20

                 ITEM 3       Controls and Procedures                                                          21

PART II          OTHER INFORMATION

                 ITEM 1       Legal proceedings                                                                22
                 ITEM 2       Changes in securities and use of proceeds                                        22
                 ITEM 3       Defaults upon senior securities                                                  22
                 ITEM 4       Submission of matters to a vote of security holders                              22
                 ITEM 5       Other information                                                                22
                 ITEM 6       Exhibits and Reports on 8-K                                                      22

                 SIGNATURES                                                                                    24


                              BODISEN BIOTECH, INC.

PART 1 - FINANCIAL INFORMATION

                              BODISEN BIOTECH, INC.
                         (Formerly Stratabid.com, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (Unaudited)

                                     ASSETS

   CURRENT ASSETS:
        Cash & cash equivalents                                               $   2,569,369
        Accounts receivable, net                                                  2,880,447
        Advances to Suppliers                                                     2,016,144
        Inventory                                                                   408,755
                                                                              --------------
                       Total current assets                                       7,874,715

   PROPERTY AND EQUIPMENT, net                                                    1,429,746

   CAPITAL WORK IN PROGRESS                                                       1,009,953

   INTANGIBLE ASSETS, net                                                         2,245,744

   OTHER ASSETS                                                                      12,900

                                                                              --------------
                                                                              $  12,573,058
                                                                              ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
        Accounts payable                                                      $     376,017
        Accrued expenses                                                             80,196
        Short term loan                                                           1,089,000
        Other payables                                                              397,231
                                                                              --------------
                       Total current liabilities                                  1,942,444

                              STOCKHOLDERS' EQUITY

        Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
          none issued                                                                     -
        Common stock, $0.0001 per share; authorized 30,000,000 shares;
          issued and outstanding 15,268,000 shares                                    1,527
        Additional paid in capital                                                5,991,823
        Accumulated other comprehensive gain                                         39,101
        Statutory reserve                                                           488,294
        Retained earnings                                                         4,109,869
                                                                              --------------
                       Total stockholders' equity                                10,630,614


                                                                              --------------
                                                                              $  12,573,058
                                                                              ==============

The accompanying notes are an integral part of these consolidated financial statements.

                              BODISEN BIOTECH, INC.
                         (Formerly Stratabid.com, Inc. )
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 For the three month periods          For the six month periods
                                                       ended June 30,                       ended June 30,
                                                    2004          2003                   2004           2003
                                                 ------------  ------------          -------------  ---------------
  Net revenue                                    $ 4,230,205   $ 3,276,318           $  6,416,294   $    4,889,971

  Cost of revenue                                  2,242,833     2,210,444              3,556,137        3,337,454
                                                 ------------  ------------          -------------  ---------------

  Gross profit                                     1,987,372     1,065,874              2,860,157        1,552,517

  Operating expenses
    Selling expenses                                 107,609       308,755                230,955          372,267
    General and administrative expenses              126,740        64,051                353,454          188,899
                                                 ------------  ------------          -------------  ---------------
             Total operating expenses                234,349       372,807                584,409          561,167

                                                 ------------  ------------          -------------  ---------------
  Income from operations                           1,753,022       693,068              2,275,747          991,351

  Non-operating Income (expense):
    Other income (expense)                            82,088           535                  7,752           (1,281)
    Interest expense                                 (11,096)      (26,909)               (38,511)         (54,650)
                                                 ------------  ------------          -------------  ---------------
             Total non-operating income (expense)     70,993       (26,374)               (30,758)         (55,931)
                                                 ------------  ------------          -------------  ---------------

  Income before income tax                         1,824,015       666,694              2,244,989          935,420

  Provision for income tax                                 -             -                                       -
                                                 ------------  ------------          -------------  ---------------

  Net Income                                       1,824,015       666,694              2,244,989          935,420

  OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation gain                 (1,474)            -                 39,101           23,425
                                                 ------------  ------------          -------------  ---------------

  COMPREHENSIVE INCOME                           $ 1,822,541   $   666,694           $  2,284,090   $      958,845
                                                 ============  ============          =============  ===============

  Basic weighted average shares outstanding       15,268,000    12,000,000             15,268,000       12,000,000
                                                 ============  ============          =============  ===============

  Basic earnings per share                       $      0.12   $      0.06           $       0.15   $         0.08
                                                 ============  ============          =============  ===============

  Diluted weighted average shares outstanding     15,284,690    12,000,000             15,276,345       12,000,000
                                                 ============  ============          =============  ===============

  Diluted earnings per share                     $      0.12   $      0.06           $       0.15   $         0.08
                                                 ============  ============          =============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                              BODISEN BIOTECH, INC.
                         (Formerly Stratabid.com, Inc. )
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                                                                   2004            2003
                                                                                                -----------     -----------
             CASH FLOWS FROM OPERATING ACTIVITIES:
                     Net Income                                                                 $2,244,989      $  935,420
                     Adjustments to reconcile net income to net cash
                     provided by operating activities:
                             Depreciation and amortization                                         148,133         150,002
                             (Increase) / decrease in current assets:
                                     Accounts receivable                                        (1,057,606)      1,498,277
                                     Advances to suppliers                                         (82,628)        948,955
                                     Inventory                                                     306,976        (550,948)
                                     Other assets                                                  (12,900)        (86,791)
                             Increase / (decrease) in current liabilities:
                                     Accounts payable                                           (1,258,146)       (813,462)
                                     Unearned revenue                                              (15,888)       (585,835)
                                     Other payables                                                361,881         222,673
                                     Accrued expenses                                                3,750          27,194
                                                                                                -----------     -----------
                     Net cash provided by operating activities                                     638,561       1,745,485
                                                                                                -----------     -----------

             Effect of exchange rate on cash                                                        39,101          23,425

             CASH FLOWS FROM INVESTING ACTIVITIES
                             Acquisition of property & equipment                                  (292,196)        (26,158)
                             Additions to work in progress                                        (787,870)         (4,877)
                             Investment                                                                  0               -
                                                                                                -----------     -----------
                     Net cash used in investing activities                                      (1,080,066)        (31,035)
                                                                                                -----------     -----------

             CASH FLOWS FROM FINANCING ACTIVITIES:
                             Proceeds from (payments on) loan                                       (3,000)        468,000
                             Dividend paid                                                               -         (77,663)
                                                                                                -----------     -----------
                     Net cash provided by (used in) financing activities                            (3,000)        390,337
                                                                                                -----------     -----------

             NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                   (405,404)      2,128,212

             CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                          2,974,773         233,182
                                                                                                -----------     -----------

             CASH & CASH EQUIVALENTS, ENDING BALANCE                                            $2,569,369      $2,361,394
                                                                                                ===========     ===========
The accompanying notes are an integral part of these consolidated financial statements.

                              BODISEN BIOTECH, INC.
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (unaudited)


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

On February 24, 2004, BII consummated a merger agreement with Stratabid.com, Inc. ("Stratabid"), a Delaware corporation, to exchange 12,000,000 shares of Stratabid to the shareholders of BII, in which BII merged into Bodisen Holdings, Inc. (BHI), an acquisition subsidiary of Stratabid, with BHI being the surviving entity. As a part of the merger, Stratabid cancelled 3,000,000 shares of its issued and outstanding stock owned by its former president and declared a stock dividend of three shares on each share of its common stock outstanding for all stockholders on record as of February 27, 2004.

Stratabid was incorporated in the State of Delaware on January 14, 2000 and before the merger, was a start-up stage Internet based commercial mortgage origination business based in Vancouver, BC, Canada.

The exchange of shares with Stratabid has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of BII obtained control of Stratabid. On March 1, 2004, the Stratabid was renamed Bodisen Biotech, Inc. (the "Company"). Accordingly, the merger of the two companies has been recorded as a recapitalization of the Company, with the Company being treated as the continuing entity. The financial statements of legal acquiree are not significant; therefore, no pro forma financial information is submitted.

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

                              BODISEN BIOTECH, INC.
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (unaudited)


Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $89,086 as at June 30, 2004.

Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances amounted to $2,016,144 at June 30, 2004.

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

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company had been approved by the local tax bureau and the Yang Ling Agricultural High-Tech Industries Demonstration Zone. The Company is exempted from income tax through December 31, 2004.

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

Foreign currency transactions and comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $39,101 at June 30, 2004 are classified as an item of other comprehensive income in the stockholders' equity section of the consolidated balance sheet. During the six month periods ended June 30, 2004 and 2003, comprehensive income in the consolidated statements of operation included translation gains of $39,101 and $23,425, respectively.

                              BODISEN BIOTECH, INC.
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (unaudited)


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

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable IFnterest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

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

4.    MAJOR VENDORS

Four vendors provided 61% of the Company's raw materials for the six month period ended June 30, 2004 and three vendors provided 56% of the Company's raw materials for the six month period ended June 30, 2003. The payable balance for these parties amounted to $296,053 and $466,809 at June 30, 2004 and 2003, respectively.

5.    INVESTMENT

The Company purchased 1,600,000 shares of Xi'an Amorphous Alloy Science and Technology Co., Ltd. (Xian), a private company, for $242,000. The Company had accounted for the investment under the lower of cost or fair value. On April 16,

                              BODISEN BIOTECH, INC.
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (unaudited)



2004, the Company and Xian agreed to convert the investment into a loan, due on demand, unsecured and carrying an interest rate of 6% per annum.

6.    INTANGIBLE ASSETS

Net intangible assets at June 30, 2004 were as follows:



     Rights to use land                          $   1,655,248
     Fertilizers proprietary technology rights         960,000
                                                 ---------------
                                                     2,615,248
     Less Accumulated amortization                    (369,504)

                                                 ---------------
                                                 $   2,245,744
                                                 ===============

The Company's office and manufacturing site is located in Yang Ling Agricultural High-Tech Industries Demonstration Zone in the province of Shaanxi, People's Republic of China. The Company leases land per a real estate contract with the government of People's Republic of China for a period from November 2001 through November 2051. Per the People's Republic of China's governmental regulations, the Government owns all land.

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

Amortization expense for the Company's intangible assets for the six month periods ending June 30, 2004 and 2003 amounted to $64,552 and $49,849, respectively.

Amortization expense for the Company's intangible assets over the next five fiscal years is estimated to be: 2005-$130,000, 2006-$130,000, 2007-$130,000,
2008-$130,000 and 2009-$100,000.

7.   SHAREHOLDERS' EQUITY

On February 24, 2004, BII entered into a merger agreement with Stratabid.com, Inc. (Stratabid) to exchange 12,000,000 shares of Stratabid to the shareholders of BII (note 13). As a part of the merger, Stratabid cancelled 3,000,000 shares of its issued and outstanding stock owned by a majority shareholder and declared a stock dividend of three shares on each share of its common stock outstanding for all stockholders on record as of February 27, 2004, after the merger agreement. The Company has a total of 15,268,000 shares of common stock outstanding as of June 30, 2004.

                              BODISEN BIOTECH, INC.
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (unaudited)



8.   STOCK OPTIONS

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003.

In  compliance  with FAS No. 148,  the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the six month and three month periods ended June 30, 2004 as follow ($ in thousands, except per share amounts):

                                                               Six month period ended     Three month period ended

                                                                 June 30, 2004                 June 30, 2004
                                                                 --------------                -------------
            Net Income - as reported                             $      2,245                   $     1,824
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax                                            -                             -

            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                                        (100)                         (100)
                                                                 --------------                 -------------
            Pro forma net income.                                $      2,145                   $     1,724
                                                                 ==============                 =============




Earnings per share:                          Six month period ended       Three month period ended
                                                  June   30, 2004               June 30, 2004
                                             ----------------------       ------------------------


 Basic, as reported                               $     0.15                    $     0.12
 Diluted,as reported                              $     0.15                    $     0.12
 Basic,forma                                      $     0.14                    $     0.11
 Diluted, pro forma                               $     0.14                    $     0.11



On June 4, 2004, the Company granted a total of 100,000 stock options to purchase shares of its common stock to two directors of the Company under the Company's 2004 Stock Option Plan (the "Agreement"). The option terminates five
(5) years from the date of grant. Per the Agreement, option shall become exercisable during the term that Optionee serves as a Director of the Company as follows: (i) 50% of the shares of Stock subject to this Option became exercisable immediately as of the date of this Agreement; and (ii) the balance of the shares of Stock subject to this Option shall become exercisable in eight
(8) equal annual  installments of three thousand one hundred twenty five (3,125)

                              BODISEN BIOTECH, INC.
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (unaudited)


shares of Stock subject to this Option, the first installment to be exercisable as of the last day of the second quarter of calendar year 2004, with an additional 3,125 of such Shares becoming exercisable as of the last day of each subsequent quarter. The Company granted to Optionee the right to purchase the number of shares of Stock set forth in the agreement, for cash (or other consideration as is authorized under the Plan and acceptable to the Board of Directors of the Company, in their sole and absolute discretion) at $5.00 per share (the "Exercise Price"), such price being not less than eighty-five percent (85%) of the fair market value per share of the Shares covered by this Option as of the date of the Agreement.

The Company did not grant any option during the six month period ended June 30, 2003.

9.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $38,827 and $41,359 for interest and $0 for income tax during the six month periods ended June 30, 2004 and 2003, respectively.

10.     STATUTORY COMMON WELFARE FUND AND RESERVE

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

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $224,499 and $93,542 as statutory reserve for the six month periods ended June 30, 2004 and 2003, respectively.

The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan $33,383 and $34,219 for the six month period ended June 30, 2004 and 2003, respectively.

11.       FACTORY LOCATION AND LEASE COMMITMENTS

BBST's principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanzi province, People's Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. The rent of the office building is $121 a month from May 20, 2004 through May 20, 2005. BBST also leases a warehouse in Yang Ling near the site of Bodisen's factories. The rent of the warehouse is $215 a month from May 20, 2004 through December 31, 2004. Total future commitment through June 30, 2005 amounts to $2,284.

                              BODISEN BIOTECH, INC.
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (unaudited)

12.       EARNINGS PER SHARE

Earnings per share for six month and three month periods ended June 30, 2004 and 2003 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                                 For the six month              For the three month
                                                 Periods ended June 30,         Periods ended  June 30,
                                                 2004             2003          2004               2003
                                              -----------    ----------      -----------     -----------

Weighted average common shares outstanding     15,268,000    12,000,000       15,268,000      12,000,000

Effect of dilutive securities:
    Stock options                                   8,345             -           16,690               -
                                              -----------    ----------      -----------     -----------
Weighted average common shares
   outstanding and common share equivalents    15,276,345    12,000,000       15,284,690      12,000,000
                                              ===========    ==========      ===========     ===========


13.      MERGER AGREEMENT

On February 11, 2004, Stratabid entered into an Agreement and Plan of Merger with Bodisen Acquisition Corp., a Delaware corporation ("BAC") wholly-owned by Stratabid, Bodisen International, Inc., a Delaware corporation ("BII") and the shareholders of BII. BII has one 100% wholly-owned subsidiary in Shaanxi, China, Yang Ling Bodisen Biology Science and Technology Development Company Limited ("BBST"). Under the terms of the agreement, BAC acquired 100 percent of BII's stock in exchange for the issuance by Stratabid of three million shares of its common stock to the holders of BII. The new shares constitute approximately 79 percent of the outstanding shares of Stratabid, which changed its name to Bodisen Biotech, Inc. (the "Company"). The Agreement and Plan of Merger was closed on February 24, 2004.

BII's Chairman of the Board was appointed the Company's Chief Executive Officer.

At the Effective Time, by virtue of the Merger and without any action on the part of the BAC, BII or the BII Shareholders, the shares of capital stock of each of BI and the BAC were converted as follows:

     (a) Capital Stock of the BAC. Each issued and outstanding share of the BAC's capital stock continues to be issued and outstanding and was converted into one share of validly issued, fully paid, and non-assessable common stock of the Surviving Company (Bodisen Holdings, Inc.). Each stock certificate of the BAC evidencing ownership of any such shares continues to evidence ownership of such shares of capital stock of the Surviving Company.

     (b) Conversion of BII Shares. Each BII Share that was issued and outstanding at the Effective Time was automatically cancelled and extinguished and converted, without any action on the part of the holder thereof, into the right to receive at the time and in the amounts described in the Agreement an amount of Acquisition Shares equal to the number of Acquisition Shares divided by the number of BII Shares outstanding immediately prior to Closing. All such BII Shares, so converted, are no longer outstanding and were automatically cancelled and retired and cease to exist, and each holder of a certificate representing any such shares cease to have any rights with respect thereto,

                              BODISEN BIOTECH, INC.
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (unaudited)


except the right to receive the Acquisition Shares paid in consideration therefore upon the surrender of such certificate in accordance with the Agreement.

     (c) Within thirty (30) days from the Closing Date, Stratabid sold its business operations, as they exist immediately prior to the Closing, to Derek Wasson, Stratabid's former president. In consideration of the sale, Mr. Wasson returned 750,000 SI Common Shares to Stratabid for cancellation. In addition, Mr. Wasson forgave all indebtedness owed by Stratabid to Mr. Wasson. Other than indebtedness of BII, Stratabid had no indebtedness or other liability of any kind or nature after the sale of the business to Mr. Wasson, save and except for liabilities incurred in connection with the Merger.

14.      RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended June 30, 2004 presentation.

                              BODISEN BIOTECH, INC.

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

Overview

We are incorporated under the laws of the state of Delaware and are headquartered in the Shaanxi Province, People's Republic of China. We engage in the business of manufacturing and marketing a brand of organic fertilizer in China. We produce numerous proprietary product lines, from pesticides to crop specific fertilizer. These products are then marketed and sold to farmers throughout the 20 provinces of China. We conduct research and development to further improve existing products and develop new formulas and products.

Significant Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

                              BODISEN BIOTECH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     We maintain reserves for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

                              BODISEN BIOTECH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Inventories

     Inventories are valued at the lower of cost (determined on a weighted average basis) or market. We compare the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.

Property & Equipment

     Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of: 30 years for building, 10 years for machinery, 5 years for office equipment and 8 years for vehicles.

Intangible Assets

     Intangible assets consist of rights to use land and proprietary technology rights to fertilizers. We evaluate intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill after July 1, 2002 is being evaluated in accordance with SFAS No. 142. The SFAS No. 142 is applicable to the financial statements of the Company beginning July 1, 2002.

Revenue Recognition

     Our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 101. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-based Compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and

                              BODISEN BIOTECH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


related interpretations with proforma disclosure of what net income and earnings per share would have been had we adopted the new fair value method. We use the intrinsic value method prescribed by APB 25 and have opted for the disclosure provisions of SFAS No.123.

Income Taxes

     We utilize SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for us have been approved by the local tax bureau and the Management Regulation of Yang Ling Agricultural High-Tech Industries Demonstration Zone. We are exempted from income tax in our first two years of operations.

Foreign Currency Transactions and Comprehensive Income (Loss)

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Our transactions occur in Chinese Renminbi. The unit of Renminbi is in Yuan.

Recent Accounting Pronouncements

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

                              BODISEN BIOTECH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

     Revenue. For the three month period ended June 30, 2004 as compared to the three month period ended June 30, 2003, the Company generated net revenues of $4,230,205 and $3,276,318, respectively, reflecting an increase of $953,887 or 29%. The increase in revenues was primarily attributable to increased marketing efforts, which resulted in increases in our customer base and related volume of recurring and new customer sales.

     Gross profit. The Company achieved a gross profit of $1,987,372 for the three months ended June 30, 2004, an increase of $921,498 or 86%, compared to $1,065,874 for the three months ended June 30, 2003. Gross margin, as a percentage of revenues, increased from 33% for the three months ended June 30, 2003, to 47% for the three months ended June 30, 2004. The increase in gross margin was primarily attributable to increased sales of products with a higher profit margin such as liquid fertilizers and pesticides, and an increase in purchase volume discounts for raw materials.

     Operating expenses. The Company incurred operating expenses of $234,349 for the three months ended June 30, 2004, a decrease of $138,458 or 37%, compared to $372,807 for the three months ended June 30, 2003. This decrease is a direct result of the decrease in the use of sales and marketing staff and increased reliance on advertising as well as improved logistics. Aggregated selling expenses of $107,609 account for expenses related to costs associated with sales and marketing of the Company's products. Operating expenses include general and administrative expenses of $126,740 for second quarter 2004 and relate to cost of maintaining the company's facilities, salaries and research and development.

     Net Income. The Company's net income was $1,824,015 for the three months ended June 30, 2004, an increase of $1,157,321 or 174% compared to $666,694 for the three months ended June 30, 2003. The increase is attributed to the substantial growth in the demand for the Company's products throughout China and increased sales of products with a higher profit margin in the period ended June 30, 2004.

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003

     Revenue. For the six month period ended June 30, 2004 as compared to the six month period ended June 30, 2003, the Company generated net revenues of $6,416,294 and $4,889,971, respectively, reflecting an increase of $1,526,323 or 31%. The increase in revenues was primarily attributable to increased marketing efforts, which resulted in increases in our customer base and related volume of recurring and new customer sales.

                              BODISEN BIOTECH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Gross profit. The Company achieved a gross profit of $2,860,157 for the six months ended June 30, 2004, an increase of $1,307,640 or 84%, compared to $1,552,517 for the six months ended June 30, 2003. Gross margin, as a percentage of revenues, increased from 32% for the six months ended June 30, 2003, to 45% for the six months ended June 30, 2004. The increase in gross margin was primarily attributable to increased sales of products with a higher profit margin such as liquid fertilizers and pesticides, and an increase in purchase volume discounts for raw materials.

     Operating expenses. The Company incurred operating expenses of $584,409 for the six months ended June 30, 2004, an increase of $23,243 or 4%, compared to $561,167 for the three six ended June 30, 2003. This increase represents our continued development and implementation of our business during 2004, and the increase in revenue from the 2003 to 2004 period. Aggregated selling expenses of $230,955 account for expenses related to costs associated with sales and marketing of the Company's products. Operating expenses include general and administrative expenses of $353,454 for the first half of 2004 and relate to cost of maintaining the company's facilities, salaries and research and development.

     Net Income. The Company's net income was $2,244,989 for the six month ended June 30, 2004, an increase of $1,309,570 or 140% compared to $935,420 for the six months ended June 30, 2003. The increase was attributed to the substantial growth in the demand for the Company's products throughout China and increased sales of products with a higher profit margin in the period ended June 30, 2004.

Liquidity and Capital Resources

     As of June 30, 2004 the Company had $2,569,369 cash and cash equivalents, and we believe that our current cash needs for at least the next twelve months can be met from working capital. The Company had net cash flows provided by operations of $638,561 for the six month period ended June 30, 2004 as compared to net cash provided by operations of $1,745,485 in the corresponding period last year. The decrease in net cash flows from operations in the current period as compared to corresponding period last year, was mainly due to increase in accounts receivable and advances to suppliers resulting in usage of cash flow by $1,057,606 and $82,628, respectively. We do not currently have any contracts, plans or agreements in place for any additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

     Cashflows from investing activities resulted in net usage of $1,080,066 in the current period as compared to net usage of $31,035 in the corresponding period last year. The greater usage in the current period was mainly due to increase of investment in property and equipment of $292,196 in the six month period ended June 30, 2004 as compared to $26,158 in the corresponding period last year. The Company also invested in the expansion of the Company's manufacturing capacity by construction of a new manufacturing facility which resulted in usage of $787,870. The construction was in progress through June 30, 2004.

                              BODISEN BIOTECH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     The Company had a net decrease in cash and cash equivalent of $405,404 in the current period as compared to a net increase of $2,128,212 in the corresponding period last year.

     The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A devaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. Inflation has not had a material impact on our business.

                              BODISEN BIOTECH, INC.

                         ITEM 3. CONTROLS AND PROCEDURES


a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                              BODISEN BIOTECH,INC.

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

Not applicable.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5   OTHER INFORMATION

Not applicable.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

               31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

               31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

               32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

               32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                              BODISEN BIOTECH,INC.

                           PART II - OTHER INFORMATION

         (b) Reports on Form 8-K.

          Form 8-K/A, June 29, 2004, Items 1, 4 and 7 - Amending the Form 8-K filed on February 27, 2004 to include the auditor's report for the financial statements in connection with the acquisition of Bodisen International, Inc. and the change in control resulting from the acquisition.

                              BODISEN BIOTECH, INC.

                                   SIGNATURES


          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
          registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     BODISEN BIOTECH, INC.

Date:  July 28, 2004                             By: /s/ QIONG WANG
                                                     ---------------
                                                         Qiong Wang
                                                 Chief Executive Officer

Date:  July 28, 2004                             By: /s/ SHUIWANG WEI
                                                     ----------------
                                                         Shuiwang Wei
                                                 Chief Financial Officer