Form 10QSB
period 2004-09-30
BODISEN BIOTECH, INC
filed 2004-11-03
CIK 1178552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 15,268,000 shares issued and outstanding as of November 1, 2004

                              BODISEN BIOTECH, INC.



                                      INDEX

PART I           FINANCIAL INFORMATION

                 ITEM 1       Consolidated Balance Sheet -September 30, 2004 (unaudited)                       3

                              Statements of Income -Three and Nine Months Ended September 30, 2004 and
                              2003 (unaudited)                                                                 4

                              Statements of Cash Flows - Nine Months Ended September 30, 2004 and 2003
                              (unaudited)                                                                      5

                              Notes to Interim Financial Statements (unaudited)                               6-13

                 ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                                    14 - 19

                 ITEM 3       Controls and Procedures                                                          20

PART II          OTHER INFORMATION

                 ITEM 1       Legal proceedings                                                                21
                 ITEM 2       Changes in securities and use of proceeds                                        21
                 ITEM 3       Defaults upon senior securities                                                  21
                 ITEM 4       Submission of matters to a vote of security holders                              21
                 ITEM 5       Other information                                                                21
                 ITEM 6       Exhibits and Reports on 8-K                                                      21

                 SIGNATURES                                                                                    22

                                       2

                         PART 1 - FINANCIAL INFORMATION


                              BODISEN BIOTECH, INC.
                         (Formerly Stratabid.com, Inc. )
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)

                                     ASSETS


     CURRENT ASSETS:
           Cash & cash equivalents                             $     2,585,020
           Accounts receivable, net                                  4,672,074
           Advances to Suppliers                                       999,530
           Inventory                                                   507,445
                                                               ----------------
                        Total current assets                         8,764,069

     PROPERTY AND EQUIPMENT, net                                     1,399,868

     CAPITAL WORK IN PROGRESS                                        1,500,626

     INTANGIBLE ASSETS, net                                          2,231,989

     OTHER ASSETS                                                      201,652
                                                               ----------------
                                                               $    14,098,204
                                                               ================



             LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
           Accounts payable                                    $       396,100
           Accrued expenses                                            113,593
           Short term loan                                           1,089,000
           Other payables                                              241,541
                                                               ----------------
                     Total current liabilities                       1,840,234

     STOCKHOLDERS' EQUITY
           Preferred stock, $0.0001 per share;
            authorized 5,000,000 shares; none issued                         -
           Common stock, $0.0001 per share; authorized
            30,000,000 shares; issued and outstanding
            15,268,000 shares                                            1,527
           Additional paid in capital                                5,991,823
           Accumulated other comprehensive gain                         69,625
           Statutory reserve                                           647,977
           Retained earnings                                         5,547,018
                                                               ----------------
                     Total stockholders' equity                     12,257,970
                                                               ----------------
                                                               $    14,098,204
                                                               ================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              BODISEN BIOTECH, INC.
                         (Formerly Stratabid.com, Inc. )
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         For the three month period       For the nine month period
                                                            ended September 30,              ended September 30,
                                                          2004              2003           2004             2,003
                                                         -------------  ------------   -------------  ---------------
 Net revenue                                             $  5,407,841   $ 3,308,192    $ 11,824,135   $    8,198,163

 Cost of revenue                                            3,388,736     2,449,661       6,944,873        5,787,115
                                                         -------------  ------------   -------------  ---------------

 Gross profit                                               2,019,105       858,531       4,879,262        2,411,048

 Operating expenses
          Selling expenses                                    228,624       106,045         459,579          478,312
          General and administrative expenses                 177,695       165,740         531,149          354,639
                                                         -------------  ------------   -------------  ---------------
               Total operating expenses                       406,319       271,785         990,728          832,952

                                                         -------------  ------------   -------------  ---------------
 Income from operations                                     1,612,786       586,746       3,888,533        1,578,097

 Non-operating Income (expense):
          Other income (expense)                                3,816                        11,568           (1,281)
          Interest expense                                    (19,770)      (23,912)        (58,281)         (78,562)
                                                         -------------  ------------   -------------  ---------------
               Total non-operating income (expense)           (15,954)      (23,912)        (46,712)         (79,843)
                                                         -------------  ------------   -------------  ---------------

 Net Income                                                 1,596,832       562,834       3,841,821        1,498,254

 OTHER COMPREHENSIVE INCOME (LOSS)
          Foreign currency translation gain                    30,524             -          69,625           23,425
                                                         -------------  ------------   -------------  ---------------

 COMPREHENSIVE INCOME                                    $  1,627,356   $   562,834    $  3,911,446 $      1,521,679
                                                         =============  ============   =============  ===============


 Basic weighted average shares outstanding                 15,268,000    12,000,000      15,268,000       12,000,000
                                                         =============  ============   =============  ===============

 Basic earnings per share                                $       0.10   $      0.05    $       0.25   $         0.12
                                                         =============  ============   =============  ===============

 Diluted weighted average shares outstanding               15,324,318    12,000,000      15,292,453       12,000,000
                                                         =============  ============   =============  ===============

 Diluted earnings per share                              $       0.10  $       0.05  $         0.25  $          0.12
                                                         =============  ============   =============  ===============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              BODISEN BIOTECH, INC.
                         (Formerly Stratabid.com, Inc. )
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                                                          2004            2003
                                                                                       -----------     -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
            Net Income                                                                 $3,841,821      $1,498,254
            Adjustments to reconcile net income to net cash
            provided by operating activities:
                    Depreciation and amortization                                         204,511         150,002
                    (Increase) / decrease in current assets:
                            Accounts receivable                                        (2,849,233)        (70,028)
                            Advances to suppliers                                         933,986        (290,380)
                            Inventory                                                     208,287         286,252
                            Other assets                                                 (201,652)        (31,541)
                    Increase / (decrease) in current liabilities:
                            Accounts payable                                           (1,238,063)     (1,105,297)
                            Unearned revenue                                              (15,888)       (601,975)
                            Other payables                                                206,191         228,582
                            Accrued expenses                                               37,838          32,162
                                                                                       -----------     -----------
            Net cash provided by operating activities                                   1,127,798          96,031
                                                                                       -----------     -----------

    Effect of exchange rate on cash                                                        69,625          23,425

    CASH FLOWS FROM INVESTING ACTIVITIES
                    Acquisition of property & equipment                                  (305,633)        (26,158)
                    Additions to intangible assets                                              -        (165,061)
                    Additions to work in progress                                      (1,278,543)         (4,877)
                                                                                       -----------     -----------
            Net cash used in investing activities                                      (1,584,176)       (196,096)
                                                                                       -----------     -----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
                    Proceeds from (payments on) loan                                       (3,000)        468,000
                    Dividend paid                                                               -         (77,663)
                                                                                       -----------     -----------
            Net cash provided by (used in) financing activities                            (3,000)        390,337
                                                                                       -----------     -----------

    NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                   (389,753)        313,697

    CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                          2,974,773         233,182
                                                                                       -----------     -----------

    CASH & CASH EQUIVALENTS, ENDING BALANCE                                            $2,585,020      $  546,879
                                                                                       ===========     ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              BODISEN BIOTECH, INC.
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (unaudited)


1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

Yang Ling Bodisen Biology Science and Technology Development Company Limited ("BBST") was founded in the People's Republic of China on August 31, 2001. BBST, located in Yang Ling Agricultural High-Tech Industries Demonstration Zone, is primarily engaged in developing, manufacturing and selling pesticides and compound organic fertilizers in the People's Republic of China. Bodisen International, Inc. ("BII") is a Delaware Corporation, incorporated on November 19, 2003. BII was a non-operative holding company of BBST. On December 15, 2003, BII entered in to an agreement with all the shareholders of BBST to exchange all of the outstanding stock of BII for all the issued and outstanding stock of BBST. After the consummation of the agreement, the former shareholders of BBST owned 1500 shares of common stock of BII, which represents 100% of BII's issued and outstanding shares. For U.S. Federal income tax purpose, the transaction was intended to be qualified as a tax-free transaction under section 351 of the Internal Revenue Code of 1986, as amended.

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

                              BODISEN BIOTECH, INC.
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (unaudited)


Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $144,170 as at September 30, 2004.

Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances amounted to $999,530 at September 30, 2004.

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

Foreign currency transactions and comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $69,625 at September 30, 2004 are classified as an item of other comprehensive income in the stockholders' equity section of the consolidated balance sheet. During the nine month periods ended September 30, 2004 and 2003, comprehensive income in the consolidated statements of operation included translation gains of $69,625 and $23,425, respectively.

                              BODISEN BIOTECH, INC.
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (unaudited)


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

4.    MAJOR VENDORS

Three vendors provided 59% of the Company's raw materials for the nine month period ended September 30, 2004 and one vendor provided 10% of the Company's raw materials for the nine month period ended September 30, 2003. The payable balance for these parties amounted to $222,080 and $320,000 at September 30, 2004 and 2003, respectively.

                              BODISEN BIOTECH, INC.
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (unaudited)



5.    INTANGIBLE ASSETS

Net intangible assets at September 30, 2004 were as follows:



         Rights to use land                            $  1,655,248
         Fertilizers proprietary technology rights          960,000
                                                       ---------------
                                                          2,615,248
         Less Accumulated amortization                     (383,259)

                                                       ---------------
                                                        $ 2,231,989
                                                       ===============

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

Amortization expense for the Company's intangible assets for the nine month periods ending September 30, 2004 and 2003 amounted to $97,411 and $74,774, respectively.

Amortization expense for the Company's intangible assets over the next five fiscal years is estimated to be: 2005-$130,000, 2006-$130,000, 2007-$130,000,
2008-$130,000 and 2009-$100,000.

6.   SHAREHOLDERS' EQUITY

On February 24, 2004, BII entered into a merger agreement with Stratabid.com, Inc. (Stratabid) to exchange 12,000,000 shares of Stratabid to the shareholders of BII (note 12). As a part of the merger, Stratabid cancelled 3,000,000 shares of its issued and outstanding stock owned by a majority shareholder and declared a stock dividend of three shares on each share of its common stock outstanding for all stockholders on record as of February 27, 2004, after the merger agreement. The Company has a total of 15,268,000 shares of common stock outstanding as of September 30, 2004.

7.   STOCK OPTIONS

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

                              BODISEN BIOTECH, INC.
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (unaudited)



In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the nine month and three month periods ended September 30, 2004 as follow ($ in thousands, except per share amounts):

                                                       Nine month period ended      Three month period ended
                                                         September 30, 2004            September 30, 2004
                                                      ------------------------- ----------------------------
            Net Income - as reported                       $      3,842                   $     1,597
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax                                      -                             -

            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                                  (118)                          (18)
                                                       ------------------------- ----------------------------
            Pro forma net income                           $      3,724                   $     1,579
                                                       ========================= ============================

..


Earnings per share:                                       Nine month period ended     Three month period ended
                                                            September 30, 2004           September 30, 2004
                                                            ------------------           ------------------
            Basic, as reported                                 $   0.25                     $     0.10
            Diluted, as reported                               $   0.25                     $     0.10
            Basic, pro forma                                   $   0.24                     $     0.10
            Diluted, pro forma                                 $   0.24                     $     0.10

On June 4, 2004, the Company granted a total of 100,000 stock options to purchase shares of its common stock to two directors of the Company under the Company's 2004 Stock Option Plan (the "Agreement"). The option terminates five
(5) years from the date of grant. Per the Agreement, option shall become exercisable during the term that Optionee serves as a Director of the Company as follows: (i) 50% of the shares of Stock subject to this Option became exercisable immediately as of the date of this Agreement; and (ii) the balance of the shares of Stock subject to this Option shall become exercisable in eight
(8) equal annual installments of three thousand one hundred twenty five (3,125) shares of Stock subject to this Option, the first installment to be exercisable as of the last day of the second quarter of calendar year 2004, with an additional 3,125 of such Shares becoming exercisable as of the last day of each subsequent quarter. The Company granted to Optionee the right to purchase the number of shares of Stock set forth in the Agreement, for cash (or other consideration as is authorized under the Plan and acceptable to the Board of Directors of the Company, in their sole and absolute discretion) at $5.00 per share (the "Exercise Price"), such price being not less than eighty-five percent (85%) of the fair market value per share of the Shares covered by this Option as of the date of the Agreement.

                              BODISEN BIOTECH, INC.
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (unaudited)

The Company did not grant any option during the nine month period ended September 30, 2003.

8.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Statement of Financial Accounting Standard No. 95.

The Company paid $58,000 and $45,000 for interest and $0 for income tax during the nine month periods ended September 30, 2004 and 2003, respectively.

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

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $384,182 and $149,825 as statutory reserve for the nine month periods ended September 30, 2004 and 2003, respectively.

The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan $49,642 and $58,652 for the nine month period ended September 30, 2004 and 2003, respectively.

10.    FACTORY LOCATION AND LEASE COMMITMENTS

BBST's principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanxi province, People's Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. The rent of the office building is $121 a month from May 20, 2004 through May 20, 2005. BBST also leases a warehouse in Yang Ling near the site of Bodisen's factories. The rent of the warehouse is $215 a month from May 20, 2004 through December 31, 2004. Total future commitment through June 30, 2005 amounts to $1,276.

                              BODISEN BIOTECH, INC.
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (unaudited)


11.       EARNINGS PER SHARE

Earnings per share for nine month and three month periods ended September 30, 2004 and 2003 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                                 For the nine month             For the three month
                                              Periods ended September 30,   Periods ended September 30,
                                                2004             2003           2004            2003
                                             -------------- -------------- -------------- --------------
Weighted average common shares outstanding    15,268,000    12,000,000      15,268,000      12,000,000

Effect of dilutive securities:
    Stock options                                 24,453             -          56,318               -

Weighted average common shares
   outstanding and common share equivalents   15,292,453    12,000,000      15,324,318      12,000,000
                                             ============== ============== ============== ==============

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

BII's Chairman of the Board was appointed the Company's Chief Executive Officer.

At the Effective Time, by virtue of the Merger and without any action on the part of the BAC, BII or the BII Shareholders, the shares of capital stock of each of BII and the BAC were converted as follows:

     (a) Capital Stock of the BAC. Each issued and outstanding share of the BAC's capital stock continued to be issued and outstanding and was converted into one share of validly issued, fully paid, and non-assessable common stock of the Surviving Company (Bodisen Holdings, Inc.). Each stock certificate of the BAC evidencing ownership of any such shares continued to evidence ownership of such shares of capital stock of the Surviving Company.

     (b) Conversion of BII Shares. Each BII Share that was issued and outstanding at the Effective Time was automatically cancelled and extinguished and converted, without any action on the part of the holder thereof, into the right to receive at the time and in the amounts described in the Agreement an amount of Acquisition Shares equal to the number of Acquisition Shares divided by the number of BII Shares outstanding immediately prior to Closing. All such BII Shares, so converted, were no longer outstanding and were automatically cancelled and retired and ceased to exist, and each holder of a certificate representing any such shares ceased to have any rights with respect thereto, except the right to receive the Acquisition Shares paid in consideration therefore upon the surrender of such certificate in accordance with the Agreement.

                              BODISEN BIOTECH, INC.
                         (Formally, Stratabid.com, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (unaudited)


     (c) Within thirty (30) days from the Closing Date, Stratabid was required to sell its business operations, as they exist immediately prior to the Closing, to Derek Wasson, former president. In consideration of the sale, Mr. Wasson returned 750,000 Company Common Shares to Stratabid for cancellation. In addition, Mr. Wasson forgave all indebtedness owed by Stratabid to Mr. Wasson. Other than indebtedness of BII, Stratabid had no indebtedness or other liability of any kind or nature after the sale of the business to Mr. Wasson, save and except for liabilities incurred in connection with the Merger.

13.      RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended September 30, 2004 presentation.

                              BODISEN BIOTECH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the agricultural products marketplace.

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

                              BODISEN BIOTECH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Accounts Receivable

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

                              BODISEN BIOTECH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Stock-based Compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had we adopted the new fair value method. We use the intrinsic value method prescribed by APB 25 and have opted for the disclosure provisions of SFAS No.123.

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

                              BODISEN BIOTECH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



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

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

          Revenue. For the three-month period ended September 30, 2004 as compared to the three-month period ended September 30, 2003, the Company generated net revenues of $5,407,841 and $3,308,192, respectively, reflecting an increase of $2,099,649 or 63%. The increase in revenues was primarily attributable to increased marketing efforts, which resulted in increases in our customer base and related volume of recurring and new customer sales as well as an increase in the sale price of the Company's compound fertilizer products.

     Gross profit. The Company achieved a gross profit of $2,019,105 for the three months ended September 30, 2004, an increase of $1,160,574 or 135%, compared to $858,531 for the three months ended September 30, 2003. Gross margin, as a percentage of revenues, increased from 26% for the three months ended September 30, 2003, to 37% for the three months ended September 30, 2004. The increase in gross margin was primarily attributable to increased sales of products with a higher profit margin such as liquid fertilizers and pesticides, and an increase in purchase volume discounts for raw materials.

     Operating expenses. The Company incurred operating expenses of $406,319 for the three months ended September 30, 2004, an increase of $134,534 or 50%, compared to $271,785 for the three months ended September 30, 2003. This increase is a direct result of the increase in the use of sales and marketing staff, higher transportation costs and increased reliance on advertising. Aggregated selling expenses of $228,624 account for expenses related to costs associated with sales and marketing of the Company's products. Operating expenses include general and administrative expenses of $177,695 for third quarter 2004 and relate to cost of maintaining the company's facilities, salaries and research and development.

                              BODISEN BIOTECH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Net income. The Company's net income was $1,596,832 for the three months ended September 30, 2004, an increase of $1,033,998 or 184% compared to $562,834 for the three months ended September 30, 2003. The increase is attributed to the substantial growth in the demand for the Company's products throughout China and increased sales of products with a higher profit margin in the period ended September 30, 2004.

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003

          Revenue. For the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003, the Company generated net revenues of $11,824,135 and $8,198,163, respectively, reflecting an increase of $3,625,972 or 44%. The increase in revenues was primarily attributable to increased marketing efforts, which resulted in increases in our customer base and related volume of recurring and new customer sales as well as an increase in the sale price of the Company's compound fertilizer products.

     Gross profit. The Company achieved a gross profit of $4,879,262 for the nine months ended September 30, 2004, an increase of $2,468,214 or 102%, compared to $2,411,048 for the nine months ended September 30, 2003. Gross margin, as a percentage of revenues, increased from 29% for the nine months ended September 30, 2003, to 41% for the nine months ended September 30, 2004. The increase in gross margin was primarily attributable to increased sales of products with a higher profit margin such as liquid fertilizers and pesticides, and an increase in purchase volume discounts for raw materials.

     Operating expenses. The Company incurred operating expenses of $990,728 for the nine months ended September 30, 2004, an increase of $157,776 or 19%, compared to $832,952 for the nine months ended September 30, 2003. This increase represents our continued development and implementation of our business during 2004, and the increase in revenue from the 2003 to 2004 period. Aggregated selling expenses of $459,579 account for expenses related to costs associated with sales and marketing of the Company's products and with transportation of Company's products. Operating expenses include general and administrative expenses of $531,149 for the first nine months of 2004 and relate to cost of maintaining the company's facilities, salaries and research and development.

     Net income. The Company's net income was $3,841,821 for the nine months ended September 30, 2004, an increase of $2,343,567 or 156% compared to $1,498,254 for the nine months ended September 30, 2003. The increase was attributed to the substantial growth in the demand for the Company's products throughout China and increased sales of products with a higher profit margin in the nine-month period ended September 30, 2004.

Liquidity and Capital Resources

     As of September 30, 2004 the Company had $2,585,020 cash and cash equivalents, and it believes that its current cash needs for at least the next twelve months can be met from working capital. The Company had net cash flows provided by operations of $1,127,798 for the nine month period ended September 30, 2004 as compared to net cash provided by operations of $96,031 in the corresponding period last year. The increase in net cash flows from operations in the current period as compared to corresponding period last year was mainly due to increase in net income and decrease in advances to suppliers resulting in gain of cash flow by $3,841,821 and $933,986, respectively. The Company does not currently have any contracts, plans or agreements in place for any additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

                              BODISEN BIOTECH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Cashflows from investing activities resulted in net usage of $1,584,176 in the current period as compared to net usage of $196,096 in the corresponding period last year. The greater usage in the current period was mainly due to increase of investment in property and equipment of $305,633 in the nine-month period ended September 30, 2004 as compared to $26,158 in the corresponding period last year. The Company also invested in the expansion of the Company's manufacturing capacity by construction of a new manufacturing facility, which resulted in usage of $1,278,543. The construction was in progress through September 30, 2004.

     The Company had a net decrease in cash and cash  equivalent  of $389,753 in
the  current   period  as  compared  to  a  net  increase  of  $313,697  in  the corresponding period last year.

     The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A revaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company's business.

                              BODISEN BIOTECH, INC.

                         ITEM 3. CONTROLS AND PROCEDURES


a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                              BODISEN BIOTECH, INC.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5   OTHER INFORMATION

Not applicable.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.
               31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

               31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

               32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

               32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

         (b)   Reports on Form 8-K.
               None.

                              BODISEN BIOTECH, INC.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     BODISEN BIOTECH, INC.

Date:  November 3, 2004                                By: /s/ QIONG WANG
                                                          ---------------
                                                       Qiong Wang
                                                       Chief Executive Officer

Date:  November 3, 2004                                By: /s/ SHUIWANG WEI
                                                          -----------------
                                                       Shuiwang Wei
                                                       Chief Financial Officer