Form 10KSB
period 2004-12-31
BODISEN BIOTECH, INC
filed 2005-03-31
CIK 1178552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 333-99101

                              BODISEN BIOTECH, INC.
                 (Name of small business issuer in its charter)

               Delaware                                  98-0381367
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

North Part of Xinquia Road, Yang Ling
Agricultural High-Tech Industries
Demonstration Zone, Yang Ling, People's Republic of China       712100
---------------------------------------------------------   ---------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number 86-29-87074957

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:  None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

The registrant's revenues from continuing operations for the year ended December 31, 2004 were $16,225,896.

As of December 30, 2004, the aggregate market value of the common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $46,023,719.

As of March 18, 2005, the registrant had 15,268,000 shares of common stock, par value $.0001 per share, outstanding.

                                TABLE OF CONTENTS

Forward-Looking Statements......................................................................................3

Part I
Item 1        Description of Business...........................................................................3
Item 2        Description of Property...........................................................................9
Item 3        Legal Proceedings.................................................................................9
Item 4        Submission of Matters to a Vote of Security Holders...............................................9

Part II
Item 5        Market for Common Equity, Related Stockholder Matters.............................................9
Item 6        Management's Discussion and Analysis or Plan of Operation.........................................12
Item 7        Financial Statements..............................................................................17
Item 8        Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure........................................................................................17
Item 8A       Controls and Procedures...........................................................................17
Item 8B       Other Information.................................................................................18

Part III
Item 9        Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act.................................................................18
Item 10       Executive Compensation............................................................................21
Item 11       Security Ownership of Certain Beneficial Owners and Management....................................22
Item 12       Certain Relationships and Related Transactions....................................................24
Item 13       Exhibits..........................................................................................24
Item 14       Principal Accountant Fees and Services............................................................25

Signatures    ..................................................................................................26

Forward-Looking Statements

     Statements in this Form 10-KSB report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB report, and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors which affect the organic fertilizer and pesticide industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB.

                                     PART I

Item 1. Description of Business.

Introduction and Background

     Bodisen Biotech, Inc. ("Bodisen") is incorporated under the laws of the State of Delaware. Bodisen's sole operating subsidiary, Yang Ling Bodisen Biology Science and Technology Development Company Limited ("Yang Ling"), was founded in the People's Republic of China on August 31, 2001 and is headquartered in the Shaanxi Province, People's Republic of China. Yang Ling is primarily engaged in the business of manufacturing and marketing organic fertilizers and pesticides to 20 agricultural provinces of China. We produce numerous proprietary product lines, from pesticides to crop specific fertilizer. These products are then marketed and sold to farmers throughout 20 provinces of China. We conduct research and development to further improve existing products and develop new formulas and products.

     Prior to March 1, 2004, Bodisen was known as Stratabid.com, Inc. ("Stratabid"). We were a startup stage Internet-based commercial mortgage origination business. We operated primarily through our wholly-owned subsidiary, Stratabid.com Online (B.C.) Ltd. ("Strataid.com Online") which provided services throughout Canada. On January 14, 2004, Stratabid created a wholly-owned corporation, Bodisen Holdings, Inc., a Delaware corporation ("BHI") to pursue a merger with Bodisen International, Inc., a Delaware corporation ("BII") and the parent of Yang Ling. On February 11, 2004, Stratabid entered into an Agreement and Plan of Merger with BHI, BII and the shareholders of BII, providing for the merger of BII into BHI, with BHI being the surviving entity. Under the terms of the merger agreement, Stratabid acquired 100 percent of BII's stock in exchange for the issuance by Stratabid of three million shares of its common stock to the holders of BII. The new shares constituted approximately 66 percent of the outstanding shares of Stratabid. The transactions provided for in the Agreement and Plan of Merger closed on February 24, 2004. On February 25, 2004, Stratabid sold Stratabid.com Online to Derrek Wasson, Stratabid's former Chief Executive Officer. On March 1, 2004, Stratabid changed its name from Stratabid.com, Inc. to Bodisen Biotech, Inc.

Industry Overview

     The organic fertilizer business in China is still in its infancy. Compared with traditional chemical fertilizer, organic fertilizer is composed of natural nutritional elements that enhance soil quality to increase crop yields, without the chemical side effect of harming soil fertility. In relation to traditional compound chemical fertilizer, organic compound fertilizer accelerates reproduction of soil microbes to improve soil quality through the decomposition of organic material. This microbe enhanced soil improves the soil's retention of nitrogen. Moreover, this application can activate dormant soil by increasing soil nitrites and moisture content that otherwise is not enhanced by traditional chemical fertilizers. This process controls the release of nutritional elements that enhances the quality, quantity and health of crops. As a result of years of intensive farming, China's soil quality is low compared to international standards; therefore, it has been widely recognized that organic fertilizer can be more effective than traditional chemical fertilizer in stabilizing and enhancing soil quality. Based on these facts, and the fact that organic fertilizer can be widely utilized, the market for organic fertilizer is rapidly growing and the use of organic fertilizer has become popular throughout China.

Products

     We maintain over 60 packaged products, which are broken down into 3 product line categories:

     Organic Compound Fertilizer

          Tests conducted by us with local area farmers in Shaanxi have been found to increase yields within one planting season in a variety of crops including, wheat, maize, tobacco and various vegetable and fruit crops. (See the "Marketing" description below.) Plants tend to easily absorb organic fertilizer without the side effects found in synthetic chemical fertilizer products. In addition, the organic process strengthens photosynthesis, which improves the overall health of a plant in resisting drought and disease. The International Organization for Standardization or ISO has qualified our organic compound fertilizer products.

     Liquid Fertilizer

          We have developed a series of liquid fertilizers that can be applied to grapes, pears, cucumbers, potatoes, watermelon, apples, oranges, asparagus, garlic and strawberries. By applying liquid fertilizer during the early stages of a plant's development, plants absorb the key elements and nutrients of the fertilizer, which strengthen photosynthesis, improving the overall health of the plant and making it more resistant to disease. In addition, liquid fertilizer heightens the color and luster of fruits and vegetables and the overall quality of the end product.

     Pesticides and Insecticides

          Our pesticide and insecticide products can be applied to fruit trees and vegetable crops and help eliminate harmful pests that reduce overall crop yields. A sample of the pests that bring harm to crops in China include: the peach fruit fly, white aphid, red aphid, red mite, cotton bollworm, maize mite, cabbage butterfly, leaf acaroids, pear mite, grain worm, wheat moth, and the millet fly.

     All of our products are mass-produced and distributed to the wholesalers and distribution centers in the 20 provinces in which we do business. The organic compound fertilizer and liquid fertilizer are used mainly in the first half of each year. The busy periods of the farmers from south China and north China are different, so the seasonal sales of the organic compound fertilizer and liquid fertilizer vary. With regards to pesticide, the busy period for this product is from April to August of each year. Our wholesalers sell the products to the farmers directly.

Marketing

     All three of our product lines are sold directly to the farming community in rural areas or wholesalers through our distribution network. The distribution network consists of 12 branches with each branch consisting of five sales teams, with each team being responsible for an assigned territory.

     Since our inception, the "Bodisen" brand has been aggressively marketed and promoted, through trade fairs, conventions and the print media. We also promote our product lines through television and radio advertising in China. Since the end-user for our products is the local farmer, we utilize educational seminars to promote products directly to farmers. These educational seminars are conducted locally in China and explain the advantages of organic fertilizers and how they may be used to enhance crop yields. We market directly to farmers, which allows us to collect feedback to help in preparing and designing products based on the needs of the farmers. Included in this process is the distribution of free samples that attract attention and increase brand awareness.

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

     The primary task for sales and marketing is to strengthen the home market in the Shaanxi province and expand the market outside the Shaanxi province into new districts where our products are not well established. We will try to accomplish this through traditional means, which utilize market strategies of price control and the franchising of distribution to wholesalers.

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

Sources and Availability of Raw Materials (Vendors)

     There are numerous suppliers and vendors of raw materials in the Shaanxi Province of China from which we can choose in satisfying our production requirements. We have no contracts with trade vendors and conduct business on an order-by-order basis, a practice that is typical throughout the industry in China. We believe that we have very good relations with the agricultural vendor community.

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

Research and Development

     Our research and development team consists of four professionals, which perform administrative and ministerial functions. Much of our research work is done in close cooperation with universities and research labs in the Yang Ling and Xian metropolitan areas and the cost of such research work is incurred by such universities and research labs and not by us.

     In 2005, we plan to spend $130,000 on research and development, a majority of which is dedicated to current experiments to develop new products.

Current Research and Development Projects

     The following projects are ongoing from 2004 and are currently scheduled for completion in 2006:

     Project Ion

     Project Ion is the study of metal ions, copper, zinc and manganese in combination with silver positive ions to control and remove crop disease brought about by fungus. We are trying to determine if the combination of these metal ions will prohibit the release of an intrusive enzyme from fungus that kills crops in China.

     Project Fly

     Project Fly is the development of a protein abstract from a common fly to develop bacteria-based pesticides, which may have a better effect on a plant's resistance to insects. This project seeks to isolate a series of anti-bacteria peptides from the proteins of a common fly. This kind of anti-bacteria peptide could effectively control many pathogens which may prove better than pesticides currently available.

     Project Amino Acid

     Project Amino Acid is a program that was developed to build a new compound fertilizer product, based on a proactive amino acid enzyme.

     Project Build

     Project Build utilizes a technique for the manufacturing of organic compound fertilizer, which could enhance the quality of organic fertilizer products.

Governmental and Environmental Regulation

     Through the laws and regulation of the People's Republic of China and Shaanxi Provincial government, our products and services are subject to material regulation by governmental agencies responsible for the Agricultural Industry and through the government district where we are headquartered. Business and company registrations, along with our products, are certified on a regular basis and must be in compliance with the laws and regulations of the state governments and industry agencies, which are controlled and monitored through the issuance of licenses. To date, we have been compliant with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies. As of March 18, 2005, all license fees and filings are current. These licenses include:

     Production of Organic Compound Fertilizer License

          Authorized by the Shaanxi Soil and Fertilizer Institution. After June 2004, this production license was transferred to a Production License authorized by Ministry of Agriculture, People's Republic of China.

     Certificate for Pesticide Registration

          Pesticide registration is required for the production of liquid fertilizer and issued by Ministry of Agriculture, People's Republic of China.

     Production Standard

          We are registered with Bureau of Quality Controls and Technology, Shaanxi Provincial Government, Xi'an.

     There is no prohibitive cost in obtaining and maintaining these licenses, and it is illegal to do business without these licenses. Since it is an accepted business practice to operate within the regulations of the issued license, the issuance of the license is considered a cost of doing business and fees associated with this are minimal. If we were to lose any of these licenses, we would only have a limited time to reapply for such licenses and would face possible regulatory fines. We are not subject to any environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

Competition

     The compound fertilizer industry is largely fragmented with most competitors operating small regional factories, serving local requirements. Most companies in this industry in China do not promote their products through brand name recognition.

     We have not yet identified any competition in the Shaanxi province that operates in all three segments (compound, liquid and pesticide) of the organic fertilizer business. Our nearest competitor is Tian Bang Shaanxi. We believe that the only international company operating in China which is a competitor to us is DuPont. We compete and sell our products in twenty provinces throughout China.

Employees

     As of December 31, 2004, we employed a total of 487 employees on a full-time basis, 22 of which are clerical, 391 of which are in operations, 10 in accounting, 30 of which are sales and marketing, 30 of which are administrative and 4 of which are research and development. As of December 31, 2004, the company had no part-time employees.

Reports to Security Holders

     This annual report, including the exhibits and schedules filed as part of the annual report, may be inspected at the public reference facility maintained by the Securities and Exchange Commission ("SEC") at its Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room and you can request copies of the documents upon payment of a duplicating fee, by writing to the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC which can be accessed at www.sec.gov.

     The Company also makes its periodic and current reports available, free of charge, on its website, www.bodisen.com, as soon as reasonably practicable after such material is electronically filed with the SEC. Information available on our website is not a part of, and should not be incorporated into, this annual report on Form 10-KSB.

Item 2. Description of Property.

     Our principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanxi province, People's Republic of China, 712100 and our telephone number is 86-29-87074957. We own two factories, which include three production lines, an office building, one warehouse, and two research labs which are located on 10,900 square meters of land. The rent of the office building is $121 a month from May 20, 2004 through May 20, 2005. We also lease a warehouse in Yang Ling near the site of our factories. This warehouse is 300 square meters in area. The rent of the warehouse is $194 a month from January 2005 through May 2005. We completed a new 609,840 square foot manufacturing facility on March 15, 2005 and we believe that our owned and leased property is sufficient for our current and immediately foreseeable operating needs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for Common Equity

     Our common stock trades on the NASD Over-The-Counter Bulletin Board under the symbol "BBOI.OB". The Over-The-Counter Bulletin Board is sponsored by the National Association of Securities Dealers (NASD) and is a network of security dealers who buy and sell stocks.

     For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

      Period                                Low($)                High($)

      2004
      Fourth Quarter                        5.60                  7.31

      2004
      Third Quarter                         6.10                  8.60

      2004
      Second Quarter                        4.40                  7.62

      2004
      First Quarter (1)                      .25                 13.90

     (1)  We effected a 4:1 forward split on March 3, 2004.

     As of January 1, 2005, management believes there to be approximately 85 holders of record of our common stock.

     Bodisen is a legal entity separate and distinct from its operating subsidiary, Yang Ling, which is an indirect wholly-owed subsidiary of Bodisen. Bodisen's revenues (on a parent company only basis) would be derived entirely from dividends paid to Bodisen by Yang Ling. The Chinese government exerts significant influence over the economy of the Peoples Republic of China, and there may be regulatory restrictions on Yang Ling's ability to make distributions of cash to Bodisen. Further, the right of Bodisen, and consequently the right of creditors and shareholders of Bodisen, to participate in any distribution of the assets or earnings of Yang Ling through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of Yang Ling, except to the extent that claims of Bodisen in its capacity as a creditor may be recognized. We have not paid any dividends on our common stock, nor do we currently intend to pay dividends in the future.

Recent Sales of Unregistered Securities

     On February 24, 2004, the Company issued 3.0 million shares of its Common Stock to the shareholders of Bodisen International, Inc., in connection with the acquisition of the Company's current sole operating subsidiary, Yang Ling Bodisen Biology Science and Technology Development Company Limited. See Item 1, "Description of Business, Introduction and Background," above. The sale was effective pursuant to a private placement under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

     On March 16, 2005, pursuant to a private placement under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended, the Company received $3.0 million and issued (i) a one year 9% convertible debenture at an initial conversion price of $4.80 per share of common stock (subject to adjustment in the event of certain dilutive stocks issues) and (ii) a three year warrant to purchase 187,500 shares of common stock convertible at an initial price of $4.80 per share (subject to adjustment in the event of certain dilutive stock issues). In connection with the offering, the Company entered into a registration rights agreement with the investor and agreed to file a registration statement with the Securities and Exchange Commission ("Commission") for the resale of the common stock issuable upon conversion of the debenture and the exercise of the warrant within forty five (45) days of the closing date.

     Pursuant to the Company's Stock Option Plan, the Company granted 110,000 stock options to David Gatton and Patrick McManus in 2004, each a director of the Company. Messrs. Gatton and McManus were each granted 50,000 stock options on June 4, 2004, 25,000 vested immediately and the remaining 25,000 vest over 8 equal quarterly installments, where the first installment vested at the end of the second quarter 2004. In addition to the 50,000 options, Messrs. Gatton and McManus were each granted 5,000 options on December 28, 2004 which vested on December 31, 2004. The option exercise price was $5.00 for the first 100,000 stock options, which was the same as the market price of the shares at the time of granting of the options. The option exercise price was $5.80 for the second 10,000 stock options, which was the same as the market price of the shares at the time of granting of the options.

                                        Equity Compensation Plan Information

    Plan category              Number of securities to be    Weighted-average      Number of securities remaining
                                 issued upon exercise of     exercise price of      available for future issuance
                                  outstanding options,     outstanding options,    under equity compensation plans
                                   warrants and rights      warrants and rights  (excluding securities reflected in
                                           (a)                      (b)                      column (a)
                                                                                                 (c)

Equity compensation plans                  N/A                      N/A                          N/A
approved by security holders

Equity compensation plans not            110,000                   $1.92                       890,000
approved by security holders

Total                                    110,000                                               890,000

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Revenue Recognition

     Our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-based Compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had we adopted the new fair value method. We use the intrinsic value method prescribed by APB 25 and have opted for the disclosure provisions of SFAS No. 123.

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

Recent Accounting Pronouncements

     In November 2004, the FASB has issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("FAS No. 151"). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

     The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FAS No. 151 will be applied prospectively. The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2005. The Company is in process of evaluating the impact of this pronouncements on its consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

Twelve Months Ended December 31, 2004 Compared To Twelve Months Ended December 31, 2003

     Revenue. The Company generated revenues of $16,225,896 for the twelve months ended December 31, 2004, an increase of $6,442,112 or 65.84%, compared to $9,783,784 for the twelve months ended December 31, 2003. The growth in revenue was primarily attributable to the increase in customer base through the implementation of the strategy to franchise wholesale distribution to provinces outside of Shaanxi and the building of the Bodisen brand name.

     Gross profit. The Company achieved a gross profit of $6,571,931 for the twelve months ended December 31, 2004, an increase of $3,494,229 or 113.5%, compared to $3,077,702 for the twelve months ended December 31, 2003. Gross margin, as a percentage of revenues, increased from 31.46% for the twelve months ended December 31, 2003, to 40.5% for the twelve months ended December 31, 2004. The increase in gross margin was attributable to the average 10% price increase for the compound fertilizer line of products which constitute 60% of total sales.

     Operating expenses. The Company incurred operating expenses of $1,523,350 an increase of $319,143 or 27%, compared to $1,204,207 for the twelve months ended December 31, 2003. These operating expenses are related to increased sales and marketing costs related to the 65.84% increase in sales for 2004, as well as the hiring of 138 additional employees by the Company.

     Net Income. Net income increased by 155% to $5,027,403, an increase of $3,057,042, from $1,970,361. Earnings per share (EPS) rose to $0.33 in 2004 from $0.13 in 2003. The increase was attributable to the substantial growth in demand for the Company's products throughout China, increased sales of products with a higher profit margin and the relatively low operating expenses resultant from doing business in China.

Liquidity and Capital Resources

     As of December 31, 2004 Bodisen Biotech, Inc. had $2,121,811 cash and cash equivalents on hand, compared to $2,974,773 cash and cash equivalents on hand as of December 31, 2003.

     For December 31, 2004 accounts payable was $112,344 and short term loans was $980,100. Cash outflows for investing activities increased from $1,608,837 to $2,778,136 as a result of additions made to work in progress and acquisitions of property and equipment. The Company's accounts receivable for the year ended December 31, 2004, were $4,988,984. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash investments, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations. On March 16, 2005, we completed a $3.0 million financing. The proceeds of the financing are intended for acquisition of other businesses, purchase of raw materials and working capital.

     The majority of Bodisen Biotech, Inc. revenues and majority of the expenses in 2004 were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A devaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Item 7.     Financial Statements.

     The following Financial Statements required by this item appear at the end of this report:

   Independent Registered Public Accounting Firm's Report                    F-2
   Consolidated Balance Sheet                                                F-3
   Consolidated Statements of Income                                         F-4
   Consolidated Statement of Stockholders' Equity                            F-5
   Consolidated Statements of Cash Flows                                     F-6
   Notes to the Consolidated Financial Statements                            F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers

     Ms. Wang Qiong, Chairman and CEO

     Ms. Wang Qiong, Age 40, has served as the Chairman of the Board of Directors since founding Bodisen in September 2001. Ms. Wang Qiong has over 10 years experience in the fertilizer and chemical industry. From 1997 to May 2001, she was the Chief Executive Officer and President of Shaanxi Bodisen Chemical Co., Ltd., which became Bodisen International, Inc. From May 1996 to December 1997, she was the President of Yang Ling Kang Yuan Chemical Company, a company dedicated to the research and development of agricultural products. Ms. Wang Qiong graduated from North-West Agronomy College, with a Bachelor of Science degree in 1986.

     Mr. Chen Bo, Board Member and President

     Mr. Chen, Age 47, the President of Bodisen, is one of its original founders and stockholders. From August 1997 to August 2001, Mr. Chen Bo was Chief Operations Officer and Chief Technology Officer of Shaanxi Bodisen Chemical Co., Ltd. From July 1994 to December 1997, he was the Chief Executive Officer and President of Yang Ling Shikanglu Chemurgical Technology Development Co., Ltd. Mr. Chen received his Bachelor of Science degree from Shaanxi Normal College in July 1984.

     Mr. Patrick McManus, Board Member

     Mr. Patrick McManus, Age 49. CPA, J.D. Mr. McManus joined Bodisen's Board of Directors on May 1, 2004 as an independent board member. Mr. McManus brings over 25 years of experience in business, finance and law to Bodisen. He was elected Mayor of the City of Lynn, Massachusetts in 1992 and served in this position until his retirement to the private practice of law and accounting in 2002. While serving the City of Lynn as its Mayor, he was elected a member and trustee of the Executive Committee of the U.S. Conference of Mayors (USCM) with responsibility for developing policy for the USCM. He also served as the Chairman of the USCM Science and Technology Subcommittee, the Urban Water
Council, and the USCM Audit Committee. Mayor McManus started his career in business with the General Electric Company in 1979, and was a Professor of Business and Finance at Salem State College in Massachusetts. Mayor McManus is an expert on China. He was instrumental in establishing a close alliance as well as coordinating a regular exchange of visits by members of the U.S. Conference of Mayors and the China Association of Mayors. Mr. McManus has been a Certified Public Accountant since 1985. Mr. McManus received his Juris Doctorate from Boston College Law School and an M.B.A from Suffolk University

     Mr. David Gatton, Board Member

     Mr. David Gatton, Age 51. Mr. Gatton joined Bodisen's Board of Directors on May 1, 2004 as an independent board member. Mr. Gatton currently serves as President and Chairman of the Board of Development Initiatives, Inc., a government relations and business development firm in Washington, D.C. He also currently serves as Director of the U.S. Conference of Mayors Council on
Investment in the New American City, a consortium of mayors, financial institutions, businesses, and non-profit organizations, to promote capital flow, business and infrastructure investment in America. Mr. Gatton has also served as Senior Environmental Advisor and as Managing Director of the U.S. Conference of Mayors' environmental programs, which include the Urban Water Council, the Joint Center for Sustainable Communities, and the Municipal Waste Management Association (MWMA). Mr. Gatton has advised the U.S. Conference of Mayors on the reauthorization of the Clean Water Act, the Safe Drinking Water Act, the Resource Conservation and Recovery Act, Superfund reform, and implementation of the Clean Air Act. Some of Mr. Gatton's other accomplishments include: development of U.S.-Sino Memorandum of Cooperation between U.S. and China conference of Mayors, development of U.S. Conference of Mayors' Brownfield Redevelopment Program, Joint Center for Sustainable Communities, Recycling at Work Campaign, and Urban Water Council. Mr. Gatton holds a Master's degree from Harvard University.

     Mr. Weirui Wan, Board Member

     Mr. Weirui Wan, Age 64. Mr. Wan joined Bodisen's Board of Directors on May 1, 2004 as an independent board member. Mr. Wan has over 40 years of experience in management and leadership positions in the agricultural sector in China. He started his career in 1967 as an agricultural scientist at the Chinese Academy of Water and Soil Preservation, China's leading government agency on soil and agricultural studies. In 1984, Mr. Wan was appointed the position of Deputy Director of the Chinese Academy of Water and Soil Preservation. In 1997, Mr. Wan moved to the city of Yang Ling and was appointed Deputy Governor of the Yang Ling Agricultural High-Tech Industries Demonstration Zone and was in charge of building the zone into the agricultural hub of China. Mr. Wan retired in 2001 and is currently on the Advisory Board of Yang Ling Agricultural High-Tech Industries Demonstration Zone. Mr. Wan graduated from Beijing University of Agriculture in 1967 with a Bachelor's degree in Agriculture.

     Mr. Wang Chunsheng, COO

     Mr. Wang Chunsheng, Age 42, joined Bodisen in September 2001 as Chief Operations Officer. From September 1999 to August 2001, Mr. Wang Chunsheng was Vice General Manager of the Shaanxi Bodisen Chemical Co. Ltd. responsible for sales and marketing. From January 1997 to July 1999, he held a position as Senior Sales Manager with the Ling Kangyuan Agriculture Chemical Company. Mr. Wang Chunsheng holds agronomist certification.

     Mr. Shuiwang Wei, CFO

     Mr. Wei, Age 44, is a Certified Public Accountant in China. He joined Bodisen as its financial controller in January 2004 until his promotion to the position of Chief Financial Officer in April 2004. He started his career in the accounting department of Xi'An Machinery Company in 1982 as an accountant. He was promoted to the head of accounting in 1995. He joined Xi'An He Feng Fertilizer Company in 1996 as the head of accounting department. Mr. Wei has a Bachelor's degree in Accounting.

Family Relationships

     None.

Involvement in Legal Proceedings

     None.

Company Committees

     There are three standing committees of the Board, which are the Audit, Compensation and Nominating Committees.

Audit Committee

     The Audit Committee focuses its efforts on assisting our Board of Directors to fulfill its oversight responsibilities with respect to overseeing the following:

     o    the accounting and financial reporting processes of the company

     o    the audits of the financial statements of the company

     o    the integrity of the company's financial statements

     o the qualifications, independence and performance of the company's independent auditors

     o the qualifications and performance of the company's internal audit function

     o the compliance by the company with legal and regulatory requirements, including the company's Code of Ethics

The Audit Committee is also responsible for hiring, overseeing and compensating the company's independent auditors.

Audit Committee Financial Expert

     The Company's Audit Committee is comprised of Mr. McManus and Mr. Gatton. The Board of Directors has determined that Mr. McManus qualifies as an "audit committee financial expert" as such term is defined under the Securities and Exchange Commission's regulations.

Code of Ethics

     The Company has adopted a code of ethics applicable to all directors, including the principal executive officer, principal financial officer and principal accounting officer. A printed copy will be delivered to anyone who so requests by writing to the corporate secretary at our principal executive offices at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanxi province, People's Republic of China, 712100.

Item 10. Executive Compensation.

     The following table contains information concerning the compensation of the Bodisen's chief executive officer and each of the other four most highly compensated executive officers in excess of $100,000 in 2004.

Summary Compensation Table

------------------- ---------- -------- ----------- ---------- -------------- -------------- --------------- ---------- ------------
                                                    Annual     Other          Restricted     Securities      LTIP       All  Other
Name and                                            Compe-     Restricted     Stock Awards   underlying      payouts    Compensation
Principal Position  Year       Salary   Bonus       nsation    Stock  Awards                 options         ($)         ($)
                               ($)      ($)         ($)        ($)
------------------- ---------- -------- ----------- ---------- -------------- -------------- --------------- ---------- ------------
Wang Qiong, CEO     2004         23,220   0            23,220     N/A            N/A            N/A             N/A         N/A
                    2003          4,400   0             4,400     N/A            N/A            N/A             N/A         N/A
                    2002       $ 11,600   0          $ 11,600     N/A            N/A            N/A             N/A         N/A
------------------- ---------- -------- ----------- ---------- -------------- -------------- --------------- ---------- ------------
Derek Wasson, CEO   2004          N/A      N/A         N/A        N/A            N/A            N/A             N/A         N/A
                    2003          N/A      N/A         N/A        N/A            N/A            N/A             N/A       32,694 (1)
                    2002          N/A      N/A         N/A        N/A            N/A            N/A             N/A       19,047 (1)
------------------- ---------- -------- ----------- ---------- -------------- -------------- --------------- ---------- ------------
(1)  Represents consulting fees paid.

Stock Incentive Plan

     The Company's long term incentives are in the form of stock options to directors, executives, employees and consultants under the 2004 stock Option Plan (the "Plan"). The objective of these awards is to advance the longer term interests of the Company and its shareholders and complement incentives tied to annual performance. These awards provide rewards to directors, executives and other key employees and consultants upon the creation of incremental shareholder value and attainment of long-term earnings goals. Stock option awards under the Plan produce value to participants only if the price of the Company's stock appreciates, thereby directly linking the interests of the participants with those of the shareholders. No stock options were granted to executive officers in 2004.

Directors' Compensation

     During the fiscal year 2004, Messrs. Gatton and McManus each received $4,500 as a cash fee for 3 months service as Directors, (May, June, July). On December 28, 2004 they received 5,000 stock options each for five months service as Directors, (August through December), which vested on December 31, 2004. Directors are not entitled to additional fees for serving on committees of the Board of Directors. Pursuant to the Company's Stock Option Plan, the Company granted 110,000 stock options to David Gatton and Patrick McManus in 2004, each a director of the Company. Messrs. Gatton and McManus were each granted 50,000 stock options on June 4, 2004. 25,000 vested immediately and the remaining 25,000 vest over 8 equal quarterly installments, and the first such installment vested at the end of the second quarter 2004. The option exercise price was $5.00 for the first 100,000 stock options, which was the same as the market price of the shares at the time of granting of the options. The option exercise price was $5.80 for the second 10,000 stock options, which was the same as the market price of the shares at the time of granting of the options.

Employment Agreements

         None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     As of December 31, 2004, there were 15,268,000 shares of common stock, par value $0.0001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2004:

     o    all directors

     o each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding common stock

     o    each executive officer named in the Summary Compensation Table

     o    all directors and executive officers as a group

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

 Title of Class           Name and Address                                   Amount of          Percent of
                          of Beneficial Owner                                Beneficial         Class
                                                                             Ownership          (1)
----------------------------------------------------------------------------------------------------------
 Common Stock             Wang Qiong                                         3,748,780          24.55%
                          Bodisen Biotech, Inc.,
                          North Part of Xinquia Road,
                          Yang Ling Agricultural High-Tech
                          Industries Demonstration Zone,
                          Yang Ling, China 712100.
----------------------------------------------------------------------------------------------------------
Common Stock             Chen Bo                                            3,584,096          23.47%
                          Bodisen Biotech, Inc.,
                          North Part of Xinquia Road,
                          Yang Ling Agricultural High-Tech
                          Industries Demonstration Zone,
                          Yang Ling, China 712100.
----------------------------------------------------------------------------------------------------------
 Common Stock             Patrick McManus                                                          0%
                          Bodisen Biotech, Inc.,                                39,375 (2)
                          North Part of Xinquia Road,
                          Yang Ling Agricultural High-Tech
                          Industries Demonstration Zone,
                          Yang Ling, China 712100.
----------------------------------------------------------------------------------------------------------
 Common Stock             David Gatton                                                             0%
                          Bodisen Biotech, Inc.,                                39,375 (2)
                          North Part of Xinquia Road,
                          Yang Ling Agricultural High-Tech
                          Industries Demonstration Zone,
                          Yang Ling, China 712100.
----------------------------------------------------------------------------------------------------------
 Common Stock             Weirui Wan                                                 0             0%
                          Bodisen Biotech, Inc.,
                          North Part of Xinquia Road,
                          Yang Ling Agricultural High-Tech
                          Industries Demonstration Zone,
                          Yang Ling, China 712100.
----------------------------------------------------------------------------------------------------------
 Common Stock             Shares of all directors and                        7,411,626          48.54%
                          executive officers as a
                          group (5 persons)
----------------------------------------------------------------------------------------------------------
(1) Based on 15,268,000 shares of common stock currently outstanding.
(2) Reflects stock options vested but unexercised.

Item 12. Certain Relationships and Related Transactions.

     None.

Item 13. Exhibits

     The following exhibits are either attached hereto or incorporated by reference within this report as indicated.

Exhibit Number         Description                                        Method of Filing
-------------------------------------------------------------------------------------------------------------
3.1                    Certificate of Incorporation of the                Filed as Exhibit 3.1 to the
                       Company,                                           registration statement on Form SB-2
                                                                          filed with the Commission on
                                                                          September 3, 2002 and incorporated
                                                                          herein by reference.
-------------------------------------------------------------------------------------------------------------
3.2                    Amendment to Certificate of                        Filed as Exhibit 3.2 to the annual
                       Incorporation of the Company, changing             report on Form 10-KSB filed with
                       name to Bodisen Biotech, Inc.                      the Commission on March 30, 2004
                                                                          and incorporated herein by
                                                                          reference.
-------------------------------------------------------------------------------------------------------------
3.3                    By-Laws of the of the Company                      Filed as Exhibit 3.2 to the
                                                                          registration statement on Form SB-2
                                                                          filed with the Commission on
                                                                          September 3, 2002 and incorporated
                                                                          herein by reference.
-------------------------------------------------------------------------------------------------------------
10.1                   Loan Agreement, dated as of September              Filed as Exhibit 10.2 to the annual
                       28, 2003, between the Company and                  report on Form 10-KSB filed with
                       Xianyang City Commercial Bank                      the Commission on March 30, 2004
                                                                          and incorporated herein by
                                                                          reference.
-------------------------------------------------------------------------------------------------------------
10.2                   Bodisen Biotech, Inc. 2004 Stock Option            Filed herewith as Exhibit 10.2
                       Plan
-------------------------------------------------------------------------------------------------------------
10.3                   Form of Bodisen Biotech, Inc.                      Filed herewith as Exhibit 10.3
                       Nonstatutory Stock Option Agreement
-------------------------------------------------------------------------------------------------------------
21.1                   Schedule of Subsidiaries                           Filed herewith as Exhibit 21.1
-------------------------------------------------------------------------------------------------------------
31.1                   Certification by Chief Executive Officer           Filed herewith as Exhibit 31.1
                       pursuant to Sarbanes-Oxley Section 302.
-------------------------------------------------------------------------------------------------------------
31.2                   Certification by Chief Financial Officer           Filed herewith as Exhibit 31.2
                       pursuant to Sarbanes-Oxley Section 302.
-------------------------------------------------------------------------------------------------------------
32.1                   Certification by Chief Executive Officer           Filed herewith as Exhibit 32.1
                       pursuant to 18 U.S. C. Section 1350.
-------------------------------------------------------------------------------------------------------------

Item 14. Principal Accountant Fees and Services

     1. Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal account for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB were $40,500 and $20,000 for the fiscal years ended December 31, 2004 and December 31, 2003 respectively.

     2. Audit-Related Fees. The audit-related fees billed for the fiscal years ended December 31, 2004 and December 31, 2003 were $0 and $0 respectively.

     3. Tax Fees. Tax fees billed for the fiscal years ended December 31, 2004 and December 31, 2003 were $0 and $0 respectively.

     4. All Other Fees. None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Bodisen Biotech, Inc., a Delaware Corporation
                                                   (Registrant)

                                By
                                         /s/ Wang Qiong
                                         --------------
                                         Wang Qiong
                                         Chief Executive Officer

                                Date     March 31 , 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                By

                                         /s/ Wang Qiong
                                         --------------
                                         Wang Qiong
                                         Chief Executive Officer

                                Date     March 31 , 2005


                                By
                                          /s/ Shuiwang Wei
                                          ----------------
                                         Shuiwang Wei
                                         Chief Financial Officer

                                Date     March 31 , 2005

Bodisen Biotech, Inc.

                              Financial Statements

                           December 31, 2004 and 2003




                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm...................F-2

Consolidated Balance Sheet................................................F-3

Consolidated Statements of Income.........................................F-4

Consolidated Statement of Stockholders' Equity............................F-5

Consolidated Statements of Cash Flows.....................................F-6

Notes to Consolidated Financial Statements................................F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Board of Directors and Stockholders
Bodisen Biotech, Inc.

We have audited the accompanying consolidated balance sheet of Bodisen Biotech, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bodisen Biotech, Inc. and subsidiaries as of December 31, 2004, and the results of its consolidated operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.


/S/ KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California
March 1, 2005

BODISEN BIOTECH, INC.
(Formerly Stratabid.com, Inc.)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS
------
CURRENT ASSETS:
         Cash & cash equivalents                                                            $             2,121,811
         Accounts receivable, net                                                                         4,988,984
         Advances to Suppliers                                                                              755,210
         Inventory                                                                                          767,344
         Loan receivable                                                                                    968,000
                                                                                            --------------------------
                           Total current asset                                                            9,601,349

PROPERTY AND EQUIPMENT, net                                                                               1,353,598

CAPITAL WORK IN PROGRESS                                                                                  1,596,405

INTANGIBLE ASSETS, net                                                                                    2,199,639

OTHER ASSETS                                                                                                 48,736
                                                                                            --------------------------
TOTAL ASSETS                                                                                $            14,799,727
                                                                                            ==========================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                                   $               112,344
         Accrued expenses                                                                                   264,502
         Short term loans                                                                                   980,100
                                                                                            --------------------------
                           Total current liabilities                                                      1,356,946

STOCKHOLDERS' EQUITY
         Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
               none issued                                                                                        -
         Common  stock,  $0.0001  per  share;  authorized  30,000,000  shares;
              issued and outstanding 15,268,000 shares                                                        1,527
         Additional paid in capital                                                                       5,991,823
         Accumulated other comprehensive gain                                                                68,855
         Statutory reserve                                                                                1,017,905
         Retained earnings                                                                                6,362,671
                                                                                            --------------------------
                           Total stockholders' equity                                                    13,442,781
                                                                                            --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                                   $            14,799,727
                                                                                            ==========================

The accompanying notes are an integral part of these condensed consolidated financial statements.

BODISEN BIOTECH, INC.
(Formerly Stratabid.com, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                     2004                  2003
                                                                            --------------------- --------------------
Net revenue                                                                 $      16,225,896            9,783,784

Cost of revenue                                                                     9,653,965            6,706,082
                                                                            --------------------- --------------------
Gross profit                                                                        6,571,931            3,077,702

Operating expenses
         Selling expenses                                                             615,549              573,807
         General and administrative expenses                                          907,801              630,401
                                                                            --------------------- --------------------
              Total operating expenses                                              1,523,350            1,204,207
                                                                            --------------------- --------------------
Income from operations                                                              5,048,581            1,873,495

Non-operating Income (expense):
         Other income (expense)                                                         7,623                    -
         Interest income                                                               45,338              138,225
         Interest expense                                                             (74,139)             (41,359)
                                                                            --------------------- --------------------
              Total non-operating income (expense)                                    (21,178)              96,866
                                                                            --------------------- --------------------

Net Income                                                                          5,027,403            1,970,361

OTHER COMPREHENSIVE INCOME (LOSS)
         Foreign currency translation gain                                             68,855                    -
                                                                            --------------------- --------------------

COMPREHENSIVE INCOME                                                        $       5,096,258     $      1,970,361
                                                                            ===================== ====================

Basic weighted average shares outstanding                                          15,268,000           15,268,000
                                                                            ===================== ====================

Basic earnings per share                                                    $            0.33     $           0.13
                                                                            ===================== ====================

Diluted weighted average shares outstanding                                        15,328,356           15,268,000
                                                                            ===================== ====================

Diluted earnings per share                                                  $            0.33     $           0.13
                                                                            ===================== ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

BODISEN BIOTECH, INC
(Formerly Stratabid.com, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                        Common Stock                      Accumulated
                                                             Additional   Other                      Retained     Total
                                  Number of                  paid in      Comprehensive  Statutory   earnings     stockholders'
                                  shares       Amount        capital      Gain           reserve     (deficit)    equity
                                  ------------ ------------- ------------ ------------- ----------- ------------- ----------------
Balance, January 1, 2003                1,500       $     1  $ 6,014,399   $      -     $   66,758     $ 316,054   $     6,397,212

Recapitalization on
reverse acquisition                15,266,500         1,526      (22,576)         -              -             -           (21,050)

                                  ------------ ------------- ------------ ------------- ----------- ------------- ----------------
Balance after
recapitalization                   15,268,000         1,527     5,991,823         -         66,758       316,054         6,376,162

Net income for the year
ended December 31, 2003                     -             -             -                        -     1,970,361         1,970,361

Allocation to statutory
reserve                                     -             -             -                  197,036      (197,036)                -

                                  ------------ ------------- ------------ ------------- ----------- ------------- ----------------
Balance, December 31, 2003         15,268,000         1,527     5,991,823         -        263,794     2,089,379         8,346,523

Foreign currency translation
adjustments                                 -             -             -    68,855              -             -            68,855

Net income for the year ended
December 31, 2004                           -             -             -         -              -     5,027,403         5,027,403

Allocation to statutory reserve             -             -             -         -        754,110      (754,110)                -

                                  ------------ ------------- ------------ ------------- ----------- ------------- ----------------
Balance, December 31, 2004         15,268,000  $      1,527  $  5,991,823  $  68,855    $1,017,905    $6,362,671   $    13,442,781
                                  ============ ============= ============ ============= =========== ============= ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

BODISEN BIOTECH, INC.
(Formerly Stratabid.com, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                              2004              2003
                                                                                        ----------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income                                                                     $    5,027,403    $    1,970,361
         Adjustments  to  reconcile  net income to net cash  provided by operating activities:
                  Depreciation and amortization                                                302,803           247,958
                  (Increase)/decrease in current assets
                             Accounts receivable                                            (3,166,143)          249,086
                             Advances to suppliers                                           1,178,306          (270,645)
                             Inventory                                                          51,612            81,538
                             Other assets                                                      (48,736)                -
                  Increase/(decrease) in current liabilities:
                             Accounts payable                                               (1,521,819)          535,186
                             Unearned revenue                                                  (15,888)         (586,087)
                             Other payables                                                    (35,350)          (67,122)
                             Accrued expenses                                                  196,031            75,753
                                                                                        ----------------- ---------------
         Net cash provided by operating activities                                           1,968,219         2,236,028
                                                                                        ----------------- ---------------

Effect of exchange rate on cash                                                                 68,855

CASH FLOWS FROM INVESTING ACTIVITIES
                  Payment on loan receivable                                                  (968,000)                -
                  Acquisition of property & equipment                                         (435,814)         (133,653)
                  Additions to intangible assets                                                     -        (1,470,307)
                  Additions to work in progress                                             (1,374,322)           (4,877)
                                                                                        ----------------- ---------------
         Net cash used in investing activities                                              (2,778,136)       (1,608,837)
                                                                                        ----------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                  Proceeds from (payments on) loan                                            (111,900)        1,080,000
                  Issuance of subsidiary stock                                                       -         1,214,400
                  Dividend paid                                                                      -          (180,000)
                                                                                        ----------------- ---------------
         Net cash provided by (used in) financing activities                                  (111,900)        2,114,400
                                                                                        ----------------- ---------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                            (852,962)        2,741,591

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                                   2,974,773           233,182
                                                                                        ----------------- ---------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                                 $    2,121,811    $    2,974,773
                                                                                        ================= ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Consolidated Financial Statements

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

     The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $185,301 as at December 31, 2004.

Advances to Suppliers

     The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $755,210 at December 31, 2004.

Inventories

     Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.

Loan Receivable

     On December 8, 2004, the Company entered in to an agreement to loan $968,000 to an unrelated party. The loan is unsecured, payable by December 7, 2005 and carries an interest rate of 8.7% per annum.

Property & Equipment & Capital Work in Progress

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

     On  December  31,  2004,   the  Company  has  "Capital  Work  in  Progress"
representing the construction in progress of the Company's manufacturing plant amounting $1,596,405.

Long-lived Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS
144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2004 there were no significant impairments of its long-lived assets.

Intangible Assets

     Intangible assets consist of Rights to use land and Fertilizers proprietary technology rights. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

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

Revenue Recognition

     The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising Costs

     The  Company   expenses  the  cost  of   advertising  as  incurred  or,  as
appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2004 and 2003 were insignificant.

Stock-based Compensation

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No. 123.

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

Foreign Currency Transactions and Comprehensive Income (loss)

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $68,855 at December 31, 2004 are classified as an item of other comprehensive income in the stockholders' equity section of the consolidated balance sheet. During the year ended December 31, 2004, comprehensive income in the consolidated statements of operation included translation gains of $68,855. The Company had insignificant translation gain in the year ended December 31, 2003.

Basic and Diluted Net Loss Per Share

     Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No. 15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows:

     In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

     Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company's assets are located in People's Republic of China.

Recent Pronouncements

     In November 2004, the FASB has issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("FAS No. 151"). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

     The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FAS No. 151 will be applied prospectively. The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2005. The Company is in process of evaluating the impact of this pronouncements on its consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

3.   PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, BII and its wholly owned subsidiary, BBST. All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of BII on February 24, 2004, has been accounted for as a purchase and treated as a reverse acquisition (note
1). The historical results for the year ended December 31, 2004 include both the Company (from the acquisition date) and BII and BBST (for full year) while the historical results for the year ended December 31, 2003 includes only BBST and BII.

4.   INTANGIBLE ASSETS

         Net intangible assets at December 31, 2004 were as follows:

              Rights to use land                          $   1,666,920
              Fertilizers proprietary technology rights
                                                                968,000
                                                          ---------------
                                                              2,634,920
              Less Accumulated amortization                    (435,281)
                                                          ---------------
                                                          $   2,199,639
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

     Amortization expense for the Company's intangible assets for the year ended December 31, 2004 and 2003 amounted to $130,181 and $109,401, respectively.

     Amortization expense for the Company's intangible assets over the next five fiscal years is estimated to be: 2005-$130,000, 2006-$130,000, 2007-$130,000,
2008-$130,000 and 2009-$130,000.

5.   SHORT TERM LOANS

     Short term loans consisted of the following at December 31, 2004:


       Note payable to bank,  interest rate;  6.51% per annum,
       payable quarterly,  maturity date; 5/30/05,  secured by
       assets of the Company.                                     $      544,500

       Note payable to bank,  interest rate;  6.05% per annum,
       payable quarterly,  maturity date; 10/28/05, secured by
       assets of the Company.                                            423,500

       Short  term  support  loan from the  Shanxi  Technology
       Bureau  of  the  Government  of  People's  Republic  of
       China,   interest  free;   secured  by  assets  of  the
       Company, due on demand.                                            12,100
                                                                  --------------
                                                                  $      980,100
                                                                  ==============

6.   SHAREHOLDERS' EQUITY

     On February 24, 2004, BII entered into a merger agreement with Stratabid.com, Inc. (Stratabid) to exchange 12,000,000 shares of Stratabid to the shareholders of BII (note 14). As a part of the merger, Stratabid cancelled 3,000,000 shares of its issued and outstanding stock owned by a majority shareholder and declared a stock dividend of three shares on each share of its common stock outstanding for all stockholders on record as of February 27, 2004, after the merger agreement. The Company has a total of 15,268,000 shares of common stock outstanding as of December 31, 2004.

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

     In 2004 the board of directors approved the creation of the 2004 Stock Option Plan. This plan provides for the grant of incentive stock options to employees, directors and consultants. Options issued under this plan will expire over a maximum term of five years from the date of grant.

     Pursuant to the Stock Option Plan, the Company granted 110,000 stock options to two Directors (55,000 options each) during the year ended December 31, 2004, of which 100,000 stock options was granted on June 4, 2004 and the balance of the 10,000 was granted on Dec. 28, 2004.

     On the first 100,000 stock options granted, 50,000 stock options vested immediately and 50,000 stock options became vested over 8 equal quarterly installments, with the first installment vesting at the end of the second quarter of 2004. The 10,000 stock options granted on Dec. 28, 2004 vested on Dec. 31, 2004.

     The option exercise price was $5 for the first 100,000 stock options which was the same as fair value of the shares at the time of granting of the options. The option exercise price was $5.80 for the second 10,000 stock options which was the same as fair value of the shares at the time of granting of the options.

     Following is a summary of the stock option activity:

                 Outstanding at December 31, 2003
                 Granted                                        110,000
                 Forfeited                                      0
                 Exercised                                      0
                 Outstanding at December 31, 2004               110,000
                                                                =======

     Following is a summary of the status of options outstanding at December 31, 2004:

                        Outstanding Options                  Exercisable Options
                        -------------------                  -------------------
                                      Average
                                      Remaining           Average                     Average
                                      Contractual         Exercise                    Exercise
Exercise Price        Number          Life                Price           Number      Price
--------------        ------          -----------         --------        ------      --------
$ 5.00                100,000         4.42                $ 5.00          68,750      $ 5.00
$ 5.80                10,000          4.99                $ 5.80          10,000      $ 5.80

For  options   granted   during  the  year  ended   December   31,   2004,   the
weighted-average fair value of such options was $1.92.

     The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

First 100,000 stock options granted on June 4, 2004
---------------------------------------------------
Risk-free interest rate                                             4.0%
Expected life of the options                                        5.00 years
Expected volatility                                                 35%
Expected dividend yield                                             0

Second 100,000 stock options granted on December 28, 2004
---------------------------------------------------------
Risk-free interest rate                                             4.0%
Expected life of the options                                        5.00 years
Expected volatility                                                 40%
Expected dividend yield                                             0

     Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the year ended December 31, 2004 as follow ($ in thousands, except per share amounts):

Net Income - as reported                                        $   5,027
Stock-Based   employee   compensation   expense   included  in
reported net income, net of tax                                         -

Total stock-based employee
compensation expense determined
under fair-value-based method for all
rewards, net of tax                                                  (153)
                                                                ----------------
Pro forma net income                                            $   4,874
                                                                ================

Earnings per share:                      Year ended
                                         December 31, 2004
                                         -----------------

Basic, as reported                       $          0.33
Diluted, as reported                     $          0.33
Basic, pro forma                         $          0.32
Diluted, pro forma                       $          0.32

     The Company did not grant any option during year ended December 31, 2003.

8.   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

     The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

     The Company paid $60,231 and $41,359 for interest and $0 for income tax during the year ended December 31, 2004 and 2003, respectively.

9.   EMPLOYEE WELFARE PLAN

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan $80,761 and $55,813 for the year ended December 31, 2004 and 2003, respectively. The Company has recorded welfare payable of $175,758 at December 31, 2004.

10.  STATUTORY COMMON WELFARE FUND

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

    (iii) Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

     (iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2004. The amount included in the statutory reserve for the year ended December 31, 2004 amounted to $251,370.

11.  STATUTORY RESERVE

     In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $502,740 and $197,036 as statutory reserve for the year ended December 31, 2004 and 2003, respectively.

12.  FACTORY LOCATION AND LEASE COMMITMENTS

     BBST's principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanzi province, People's Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. The rent of the office building is $121 a month from May 20, 2004 through May 20, 2005. BBST also leases warehouses in Yang Ling near the site of Bodisen's factories. The rent of the warehouses is $194 a month from January 2005 through May 2005. Total future commitment through June 30, 2005 amounts to $1,573.

     The Company has committed to pay $18,150 to an advertising agency for an advertising campaign, by October 2006.

13.  EARNINGS PER SHARE

     Earnings per share for year ended December 31, 2004 and 2003 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

     The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                                 For the year ended
                                                 December 31,
                                                 2003               2004
                                                 ------------------ ------------

Weighted average common shares outstanding       15,268,000         15,268,000

Effect of dilutive securities:
     Stock options                               -                      60,356
                                                 ----------------   ------------
Weighted average common shares
     outstanding and common share equivalents    15,268,000         15,328,356
                                                 ================   ============

14.  MERGER AGREEMENT

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

     (c) Within thirty (30) days from the Closing Date, Stratabid was required to sell its business operations, as they exist immediately prior to the Closing, to Derek Wasson, former president. In consideration of the sale, Mr. Wasson returned 750,000 Common Shares to Stratabid for cancellation. In addition, Mr. Wasson forgave all indebtedness owed by Stratabid to Mr. Wasson. Other than indebtedness of BII, Stratabid had no indebtedness or other liability of any kind or nature after the sale of the business to Mr. Wasson, save and except for liabilities incurred in connection with the Merger.

15.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     Four vendors provided 70% of the Company's raw materials for the year ended December 31, 2004 and three vendors provided 51% of the Company's raw materials for the year ended December 31, 2003. The payable balance for these parties amounted to $53,098 and $241,078 at December 31, 2004 and 2003, respectively.

     The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

16.  RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the year ended December 31, 2004 presentation.