Form 10QSB
period 2005-03-31
BODISEN BIOTECH, INC
filed 2005-05-16
CIK 1178552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 333-99101

                              BODISEN BIOTECH, INC.
                  -------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                        98-0381367
     ---------------------------       --------------------------------
    (State or other jurisdiction       (IRS Employer Identification No.)
           of incorporation)

    North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries
        Demonstration Zone, Yang Ling, People's Republic of China 712100
    -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 86-29-87074957
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,268,000 shares of common stock, par value $.0001 per share


                                Table of Contents

Part I.  Financial Information

Item 1        Financial Statements (Unaudited):

              Consolidated Statements of Income
              for the Three Months Ended March 31, 2005 and 2004................................................3

              Consolidated Balance Sheet
              for the Three Months Ended March 31, 2005 and 2004................................................4

              Consolidated Statement of Cash Flows
              as of March 31, 2005 and December 31, 2004........................................................5

              Notes to Condensed Consolidated Financial Statements..............................................6

Item 2        Management's Discussion and Analysis or Plan of Operation.........................................15

Item 3        Controls and Procedures...........................................................................20

Part II. Other Information

Item 6        Exhibits and Reports on Form 8-K..................................................................20

Signatures......................................................................................................22

Exhibit Index...................................................................................................23

                          PART I. FINANCIAL INFORMATION

Item I.  Financial Statements



                     BODISEN BIOTECH, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                 FOR THE THREE MONTH
                                                                                                      PERIODS ENDED


                                                                                 March 31, 2005                    March 31, 2004
                                                                                -----------------                 -----------------
Net revenue                                                                     $      4,701,675                   $      2,186,089
Cost of revenue                                                                        3,047,498                          1,313,304
                                                                                -----------------                  -----------------
Gross profit                                                                           1,654,178                            872,785
Operating expenses
     Selling expenses                                                                    148,140                            123,346
     General and administrative expenses                                                 278,470                            226,714
                                                                                -----------------                  -----------------
Total operating expenses                                                                 426,610                            350,060
Income from operations                                                                 1,227,567                            522,725
Non-operating Income (expense):
     Finance charge                                                                     (416,703)                                 -
     Interest expense                                                                    (14,132)                           (27,415)
                                                                                -----------------                  -----------------
        Total non-operating income (expense)                                            (430,835)                           (27,415)
                                                                                -----------------                  -----------------
Income before income tax                                                                 796,733                            495,311
Provision for income tax                                                                                                     74,337
                                                                                -----------------                  -----------------
Net Income                                                                               796,733                           420,974
OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation gain                                                         -                             40,575
                                                                                -----------------                  -----------------
COMPREHENSIVE INCOME                                                            $        796,733                   $        461,549
                                                                                =================                  =================

Basic weighted average shares outstanding                                             15,268,000                         15,268,000
Basic earnings per share                                                                    0.05                               0.03
Diluted weighted average shares outstanding                                           15,529,458                         15,325,760
Diluted earnings per share                                                                  0.05                               0.03

       The accompanying notes are an integral part of these consolidated financial statements.

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                  AS OF MARCH 31,
                                                                                        2005
                                                                                -----------------
ASSETS
CURRENT ASSETS:
     Cash & cash equivalents                                                    $      2,793,132
     Accounts receivable, net                                                          7,881,837
     Advances to Suppliers                                                               600,073
     Inventory                                                                           967,597
     Other Assets                                                                        600,443
                                                                                -----------------
Total current assets                                                            $     12,843,081

PROPERTY AND EQUIPMENT, NET                                                            3,384,620
CAPITAL WORK IN PROGRESS                                                                 410,977
INTANGIBLE ASSETS, NET                                                                 2,167,169
                                                                                -----------------
TOTAL ASSETS                                                                    $     18,805,847
                                                                                =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                    286,958
     Accrued expenses                                                                    279,677
     Short term loan                                                                     968,000
     Convertible debenture, net discount due to beneficial conversion                  2,542,723
                                                                                -----------------
Total current liabilities                                                       $      4,077,358

LONG TERM LIABILITIES:
     Long term loans                                                                      12,100
                                                                                -----------------
STOCKHOLDERS' EQUITY
     Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
     none issued                                                                               -
     Common stock, $0.0001 per share; authorized 30,000,000 shares;
     issued and outstanding 15,268,000 shares                                              1,527
     Additional paid in capital                                                        6,885,401
     Accumulated other comprehensive gain                                                 68,855
     Statutory reserve                                                                 1,137,415
     Retained earnings                                                                 6,623,192
                                                                                -----------------
          Total stockholders' equity                                                  14,716,389
                                                                                -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     18,805,847
                                                                                =================
       The accompanying notes are an integral part of these consolidated financial statements.

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      FOR THE THREE MONTH PERIODS ENDED

                                                                                 MARCH 31, 2005                      MARCH 31, 2004
                                                                                -----------------                   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                 $        796,733                    $       420,974
     Adjustments to reconcile net income to net cash
     used in operating activities:
        Depreciation and amortization                                                     77,509                             72,098
        (Increase) / decrease in current assets:
        Accounts receivable                                                           (2,892,853)                          (933,104)
        Advances to suppliers                                                            155,137                           (677,372)
        Inventory                                                                       (200,253)                           225,064
        Other assets                                                                    (551,707)                                 0
     Increase / (decrease) in current liabilities:
        Accounts payable                                                                 174,614                             34,171
        Unearned revenue                                                                       0                                133
        Other payables                                                                         0                            625,756
        Accrued expenses                                                                  34,772                              3,992
                                                                                -----------------                   ----------------
     Net cash used in operating activities                                            (2,406,047)                          (228,288)
                                                                                -----------------                   ----------------
Effect of exchange rate on cash                                                                                              47,554

CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition of property & equipment                                             (890,633)                           (72,822)
        Work in Progress                                                                       -                           (242,000)
                                                                                -----------------                   ----------------
     Net cash used in investing activities                                              (890,633)                          (314,822)
                                                                                -----------------                   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from Convertible Debt                                                 3,000,000                                  -
        Loans receivable                                                                 968,000                                  -
                                                                                -----------------                   ----------------
Net cash provided by financing activities                                              3,968,000                                  -
                                                                                -----------------                   ----------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                       671,320                           (495,556)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                             2,121,811                          2,974,773
                                                                                -----------------                   ----------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                                         $      2,793,132                    $     2,479,217
                                                                                =================                   ================
       The accompanying notes are an integral part of these consolidated financial statements.

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Yang Ling Bodisen Biology Science and Technology Development Company Limited ("BBST") was founded in the People's Republic of China on August 31, 2001. BBST, located in Yang Ling Agricultural High-Tech Industries Demonstration Zone, is primarily engaged in developing, manufacturing and selling pesticides and compound organic fertilizers in the People's Republic of China. Bodisen International, Inc. ("BII"), a Delaware Corporation, was incorporated on November 19, 2003. BII was a non-operative holding company of BBST. On December 15, 2003, BII entered in to an agreement with all the shareholders of BBST to exchange all of the outstanding stock of BII for all the issued and outstanding stock of BBST. After the consummation of the agreement, the former shareholders of BBST owned 1500 shares of common stock of BII, which represented 100% of BII's issued and outstanding shares. For U.S. Federal income tax purpose, the transaction was intended to be qualified as a tax-free transaction under section 351 of the Internal Revenue Code of 1986, as amended.

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

On February 24, 2004, BII consummated a merger agreement with Stratabid.com, Inc. ("Stratabid"), a Delaware corporation, to exchange 12,000,000 shares of Stratabid to the shareholders of BII, in which BII merged into Bodisen Holdings, Inc. ("BHI"), an acquisition subsidiary of Stratabid, with BHI being the surviving entity. As a part of the merger, Stratabid cancelled 3,000,000 shares of its issued and outstanding stock owned by its former president and declared a stock dividend of three shares for each share of its common stock outstanding for all stockholders of record as of February 27, 2004.

Stratabid was incorporated in the State of Delaware on January 14, 2000 and before the merger, was a start-up stage Internet based commercial mortgage origination business based in Vancouver, BC, Canada. The exchange of shares with Stratabid has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of BII obtained control of Stratabid. On March 1, 2004, Stratabid was renamed Bodisen Biotech, Inc. (the "Company"). Accordingly, the merger of the two companies has been recorded as a recapitalization of the Company, with the Company being treated as the continuing entity. The financial statements of the legal acquiree are not significant; therefore, no pro forma financial information is submitted.

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2004.

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $216,395 at March 31, 2005. Advances to suppliers The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances amounted to $600,073 at March 31, 2005.

Income taxes

The Company utilizes Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company had been approved by the local tax bureau and the Yang Ling Agricultural

High-Tech Industries Demonstration Zone. The Company is exempted from income tax through March 31, 2005.

Fair value of financial instruments

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Foreign currency transactions and comprehensive income (loss) Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains are classified as an item of other comprehensive income in the stockholders' equity section of the consolidated balance sheet. During the three month period ended March 31, 2005 comprehensive income in the consolidated statements of operation included no translation gain and in the three month period of March 31, 2004 the consolidated statements of operation included translation gains of $40,575. Segment reporting The Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company's assets are located in People's Republic of China.

Recent Pronouncements

On May 15 2003, the Financial Accounting Standards Board ("FASB"), issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments
with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments:
(a) Mandatorily redeemable instruments (b) Financial instruments to repurchase an entity's own equity instruments, (c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments and (d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

In December 2003, the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

3.   PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc. (from the merger date), its 100% wholly-owned subsidiary "BHI" and BHI's 100% wholly-owned subsidiary Yang Ling Bodisen Biology Science and Technology Development Company Limited. All significant inter-company accounts and transactions have been eliminated in consolidation.

4.   MAJOR VENDORS

Five vendors provided 85% of the Company's raw materials for the three month period ended March 31, 2005 and two vendors provided 42% of the Company's raw materials for the three month period ended March 31, 2005. The payable balance for these parties amounted to $197,648 and $3,560 at March 31, 2005 and 2004, respectively.

5.   INTANGIBLE ASSETS

Net intangible assets at March 31, 2005 were as follows:


Rights to use land                                           $       1,666,920
Fertilizers proprietary technology rights                              968,000
                                                             ------------------
                                                             $       2,634,920

Less Accumulated amortization                                         (467,751)
                                                             ------------------
                                                             $       2,167,169

The Company's office and manufacturing site is located in the Yang Ling Agricultural High-Tech Industries Demonstration Zone in the province of Shaanxi, People's Republic of China. The Company leases land per a real estate contract with the government of People's Republic of China for a period from November 2001 through November 2051. As set forth in the People's Republic of China's governmental regulations, the Government owns all land.

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


During July 2003, the Company leased another parcel of land under a real estate contract with the government of the People's Republic of China for a period from July 2003 through June 2053.

The Company recognizes the amounts paid for the acquisition of the "Rights to Use Land" as intangible assets and amortizes them over a period of fifty (50) years.

The Company acquired Fluid and Compound Fertilizers proprietary technology rights with a life ending December 31, 2011. The Company is amortizing Fertilizers proprietary technology rights over a period of ten years.

Amortization expense for the Company's intangible assets for the three month period ending March 31, 2005 and 2004 amounted to $32,470 each period.

Amortization expense for the Company's intangible assets over the next five fiscal years is estimated to be: 2005-$130,000, 2006-$130,000, 2007-$130,000,
2008-$130,000 and 2009-$100,000.

6.   SHAREHOLDERS' EQUITY

On February 24, 2004, BII entered into a merger agreement with Stratabid to exchange 12,000,000 shares of Stratabid to the shareholders of BII (note 12). As a part of the merger, Stratabid cancelled 3,000,000 shares of its issued and outstanding stock owned by a majority shareholder and declared a stock dividend of three shares for each share of its common stock outstanding for all stockholders of record as of February 27, 2004. The Company has a total of 15,268,000 shares of common stock outstanding as of March 31, 2005.

7.   CONVERTIBLE DEBENTURE

On March 16, 2005, the Company completed a private placement offering. The Company received the sum of $3 million and issued a one year 9% debenture convertible into shares of common stock by dividing the aggregate principal and accrued interest by a conversion price of $4.80; a three year warrant to purchase 187,500 shares of common stock at $4.80 per share; and a three year warrant to purchase 40,000 shares of common stock at $6.88 per share.

This debenture was considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. Accordingly, the beneficial conversion feature was valued separately and the intrinsic value in the amount of $476,875 was recorded as an increase to additional pay-in capital and a corresponding amount, less the amortized interest costs of $19,598, was recorded as a reduction of the carrying value of the convertible debenture.

In connection with the convertible debenture, the Company issued a three year warrant to purchase 187,500 shares of common stock at $4.80 per share and a three year warrant to purchase 40,000 shares of common stock at $6.88 per share. The aggregate fair value of the warrants of $416,703 was charged against net income

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


in the 3-month period ending March 31, 2005 and a corresponding amount was recorded as an increase to additional pay-in capital.

8.   STOCK OPTIONS AND WARRANTS

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the three month period ended March 31, 2005 as follows: ($ in thousands, except per share amounts)

  ----------------------------------------------------------  ---------------------------  ---------------------------
                                                                Three month period ended    Three month period ended
                                                                     March 31, 2005            March 31, 2004
  ----------------------------------------------------------  ---------------------------  ---------------------------
  Net Income - as reported                                               $840                      $421
    --------------------------------------------------------  ---------------------------  ---------------------------
  Stock-Based employee compensation expense included in
  reported net income, net of tax
    --------------------------------------------------------  ---------------------------  ---------------------------
  Total stock-based employee compensation under                           (12)                        0
  fair-value-based method for all rewards, net of tax
    --------------------------------------------------------  ---------------------------  ---------------------------
  Pro forma net income                                                   $828                      $421
  ----------------------------------------------------------  ---------------------------  ---------------------------


Earnings per share:

   ------------------------------------- -----------------------------------  -----------------------------------
                                              Three month period ended            Three month period ended
                                                   March 31, 2005                     March 31, 2004
   ------------------------------------- -----------------------------------  -----------------------------------
   Basic, as reported                                  $0.05                            $0.03
   ------------------------------------- -----------------------------------  -----------------------------------
   Diluted, as reported                                $0.05                            $0.03
   ------------------------------------- -----------------------------------  -----------------------------------
   Basic, pro forma                                    $0.05                            $0.03
   ------------------------------------- -----------------------------------  -----------------------------------
   Diluted, pro forma                                  $0.05                            $0.03
   ------------------------------------- -----------------------------------  -----------------------------------

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


In 2004 the board of directors approved the creation of the 2004 Stock Option Plan. This plan provides for the grant of incentive stock options to employees, directors and consultants. Options issued under this plan will expire over a maximum term of five years from the date of grant.

Pursuant to the Stock Option Plan, the Company granted 110,000 stock options to two Directors (55,000 options each) during the year ended December 31, 2004, of which 100,000 stock options were granted on June 4, 2004 and the balance of the 10,000 were granted on Dec. 28, 2004.

On the first 100,000 stock options granted, 50,000 stock options vested immediately and 50,000 stock options became vested over 8 equal quarterly installments, with the first installment vesting at the end of the second quarter of 2004. The 10,000 stock options granted on Dec. 28, 2004 vested on Dec. 31, 2004.

The option exercise price was $5 for the first 100,000 stock options which was equal to the market price of the shares at the time the options were granted. The option exercise price was $5.80 for the second 10,000 stock options which was the market price of the shares at the time the options were granted.

The Company did not grant any option during the three month period ended March 31, 2005.

On March 16, 2005, in connection to the convertible debenture the Company issued three year warrants to purchase 187,500 shares of common stock at $4.80 per share and three year warrants to purchase 40,000 shares of common stock at $6.88 per share.

As of March 31, 2005, there were a total of 110,000 stock options granted and outstanding, and there were no stock options issued and outstanding as of March 31, 2004. As of March 31, 2005, there were a total of 227,000 warrants issued and outstanding, and there were no warrants issued and outstanding as of March 31, 2004.

9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the SFAS No. 95. Accordingly, the Company paid $37,794 and $27,415 for interest and $0 and $0 for income tax during the three month period ended March 31, 2005 and 2004, respectively.

10.  STATUTORY COMMON WELFARE FUND AND RESERVE

As stipulated by the Company Law of the People's Republic of China, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

     (i)  Making up cumulative prior years' losses, if any;

     (ii) Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

     (iii)Allocations of 5-10% of income after tax, as determined under People's Republic of China accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

     (iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $79,673 and $42,097 as statutory reserves for the three month period ended March 31, 2005 and 2004, respectively.

The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan $20,502 and $14,669 for the three month period ended March 31, 2005 and 2004, respectively.

11.  FACTORY LOCATION AND LEASE COMMITMENTS

Our principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanxi province, People's Republic of China, 712100. We own two factories, which include three production lines, an office building, one warehouse, and two research labs which are located on 10,900 square meters of land. The rent of the office building is $121 a month from May 20, 2004 through May 20, 2005. We also lease a warehouse in Yang Ling near the site of our factories. This warehouse is 300 square meters in area. The rent of the warehouse is $194 a month from January 2005 through May 2005. We completed a new 609,840 square foot manufacturing facility on March 15, 2005 and we believe that our owned and leased property is sufficient for our current and immediately foreseeable operating needs. Total future commitments through June 30, 2005 amount to $1,276.

12. EARNINGS PER SHARE

Earnings per share for the three month periods ended March 31, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with SFAS No. 128, "Earnings Per Share".

                                                          Three month period ended        Three month period ended
                                                                 March 31, 2005                March 31, 2004
-----------------------------------------------------     ------------------------        -------------------------

     Weighted average common shares outstanding                    15,268,000                      15,268,000
     Effect of dilutive securities: stock options                     261,458                               0
     Weighted average common shares outstanding                    15,529,458                      15,268,000
     and common share equivalents

                     BODISEN BIOTECH, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


13.  MERGER AGREEMENT

On February 11, 2004, Stratabid entered into an Agreement and Plan of Merger with BHI, a wholly-owned subsidiary of Stratabid, BII and the shareholders of BII. BII has one 100% wholly-owned subsidiary in Shaanxi, China, BBST. Under the terms of the agreement, BHI acquired 100 percent of BII's stock in exchange for the issuance by Stratabid of three million shares of its common stock to the holders of BII. The new shares constitute approximately 79 percent of the outstanding shares of Stratabid, which changed its name to Bodisen Biotech, Inc. (the "Company"). The Agreement and Plan of Merger was closed on February 24, 2004.

     BII's Chairman of the Board was appointed the Company's Chief Executive Officer.

     At the Effective Time, by virtue of the Merger and without any action on the part of the BHI, BII or the BII Shareholders, the shares of capital stock of each of BII and the BHI were converted as follows:

(a) Capital Stock of the BHI. Each issued and outstanding share of the BHI's capital stock continued to be issued and outstanding and was converted into one share of validly issued, fully paid, and non-assessable common stock of the surviving company. Each stock certificate of the BHI evidencing ownership of any such shares continued to evidence ownership of such shares of capital stock of the Surviving Company.

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

14. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the People's Republican of China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in China and by the general state of China' economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.



15.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended March 31, 2005 presentation.

                              BODISEN BIOTECH, INC.
            Management's Discussion and Analysis or Plan of Operation

Item 2.  Management's Discussion and Analysis or Plan of Operation

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the agricultural products marketplace.

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

Overview

We are incorporated under the laws of the state of Delaware and are headquartered in the Shaanxi Province, People's Republic of China. We engage in the business of manufacturing and marketing a brand of organic fertilizers in China. We produce numerous proprietary product lines, from pesticides to crop specific fertilizer. These products are then marketed and sold to farmers throughout the 20 provinces of China. We conduct research and development to further improve existing products and develop new formulas and products.

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

                              BODISEN BIOTECH, INC.
            Management's Discussion and Analysis or Plan of Operation


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

                              BODISEN BIOTECH, INC.
            Management's Discussion and Analysis or Plan of Operation


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

According to the Provisional Regulations of the People's Republic of China on Income Tax, our Document of Reductions and Exemptions of Income Tax have been approved by the local tax bureau and the Management Regulation of Yang Ling Agricultural High-Tech Industries Demonstration Zone. As a result, we were exempted from income tax in our first two years of operations which ended March 31, 2005.

Foreign Currency Transactions and Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Our transactions occur in Chinese Renminbi, in units of Yuan.

Recent Accounting Pronouncements

                              BODISEN BIOTECH, INC.
            Management's Discussion and Analysis or Plan of Operation


On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: (a) Mandatorily redeemable instruments, (b) Financial instruments to repurchase an entity's own equity instruments, (c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments, and (d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

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

Three Months Ended March 31, 2005  Compared To Three Months Ended March 31, 2004

Revenue. For the three month period ended March 31, 2005 as compared to the three month period ended March 31, 2004, the Company generated net revenues of $4,701,675 and $2,186,089, respectively, reflecting an increase of $2,515,586 or 115%. The increase in revenues was primarily attributable to increased marketing efforts, which resulted in an increase in our customer base and related volume of recurring and new customer sales.

Gross Profit. The Company achieved a gross profit of $1,654,178 for the three months ended March 31, 2005, an increase of $781,393 or 90%, compared to $872,785 for the three months ended March 31, 2004. Gross margin, as a percentage of revenues, decreased from 40% for the three months ended March 31, 2004, to 35% for the three months ended March 31, 2005. The decrease in gross margin is primarily attributable to an increase in sales of lower margin fertilizer products.

Operating expenses. The Company incurred operating expenses of $426,610 for the three months ended March 31, 2005, an increase of $76,550 or 22%, compared to $350,060 for the three months ended March 31, 2004. This increase is a direct result of net revenue in March 31, 2005 being 215% of the net revenue for the

                              BODISEN BIOTECH, INC.
            Management's Discussion and Analysis or Plan of Operation


same period in 2004. Aggregated selling expenses of $148,140 accounted for expenses related to costs associated with sales and marketing of the Company's products. Operating expenses included general and administrative expenses of $278,470 for the first quarter 2005 which related to the cost of maintaining the company's facilities, salaries and research and development.

Net Income. The Company's net income was $796,733 for the three months ended March 31, 2005, an increase of $375,759 or 89% compared to $420,974 for the three months ended March 31, 2004. The increase is attributed to the substantial growth in the demand for the Company's products throughout China. The net income reflects a one-time charge of $416,703 associated with the aggregate fair value of the warrants which were issued in connection with the $3 million convertible financing which we completed on March 16, 2005. The net income would have been $1,213,436 in the absence of this one-time charge, reflecting the substantial increase in the demand for our products in the markets in which we operate.

Liquidity and Capital Resources

As of March 31, 2005 the Company had $2,793,132 cash and cash equivalents, and we believe that our current cash needs for the next twelve months can be met from working capital. The Company had net cash outflows from operations of $2,406,046 for the three month period ended March 31, 2005 as compared to net cash outflows from operations of $228,288 for the three month period ended March 31, 2004. The decrease in net cash flows from operations in the current period as compared to the corresponding period last year, was mainly due to an increase in the account receivables, which resulted in the usage of cash of $2,892,853. The increase in receivables is due to the increase in sales.

Cashflows from investing activities resulted in net usage of $890,633 in the current period as compared to net usage of $314,822 in the corresponding period last year. The greater usage in the current period was mainly due to an increase of investment in property and equipment of $890,633 in the three month period ended March 31, 2005 as compared to $72,822 in the corresponding period last year.

Cashflows from financing activities in the current period resulted in a net increase in cash of $3,968,000 compared to no financing activities in the corresponding period last year. The increase in cash from financing activities is primarily due to the proceeds raised from the $3 million convertible debentures and warrants issued on March 16, 2005.

The Company had a net increase in cash and cash equivalents of $671,321 in the current period as compared to a net decrease of $495,556 in the corresponding period last year.

The majority of the Company's revenues and expenses were denominated primarily in Renminbi, the currency of the People's Republic of China. There is no assurance that exchange rates between the Renminbi and the U.S. dollar will remain stable. A revaluation of the Renminbi relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          3.1       Certificate of Incorporation of the Company

          3.2 Amendment to Certificate of Incorporation of the Company, changing name to Bodisen Biotech, Inc. 3.3 By-Laws of the of the Company

          4.1       Form of Debenture issued March 16, 2005

          10.1 Loan Agreement, dated as of September 28, 2003, between the Company and Xianyang City Commercial Bank

          10.2      Bodisen Biotech, Inc. 2004 Stock Option Plan

          10.3      Form of Bodisen  Biotech,  Inc.  Nonstatutory  Stock  Option
                    Agreement

          10.4 Securities Subscription Agreement dated March 16, 2005 between the Company and Amulet Limited

          10.5 Registration Rights Agreement dated March 16, 2005 between the Company and Amulet Limited

          10.6      Form of Common Stock Warrant issued March 16, 2005

          31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

          31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

          32.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K during the quarter ended March 31, 2005:

          (i) Form 8-K dated March 16, 2005, disclosing the completion of a $3 million financing

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Bodisen Biotech, Inc.

                                             By: /s/ Wang Qiong
                                                 ---------------------------
                                             Name: Wang Qiong
                                             Title:  Chief Executive Officer


Date              May 16, 2005               /s/Wang Qiong
                                             -------------------------------
                                             Wang Qiong
                                             Chief Executive Officer


Date              May 16, 2005               /s/ Shuiwang Wei
                                             -------------------------------
                                             Shuiwang Wei
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number       Description                                           Method of Filing
-------------------- -------------------------------------------------    ------------------------------------------
3.1                  Certificate of Incorporation of the                   Filed as Exhibit 3.1 to the registration
                     Company                                               statement on Form SB-2 filed with the
                                                                           Commission on September 3, 2002.
-------------------- -------------------------------------------------    ------------------------------------------

3.2                  Amendment to Certificate of                           Filed as Exhibit 3.2 to the annual report
                     Incorporation of the Company, changing                on Form 10-KSB filed with the Commission
                     name to Bodisen Biotech, Inc.                         on March 30, 2004
-------------------- -------------------------------------------------    ------------------------------------------
3.3                  By-Laws of the of the Company                         Filed as Exhibit 3.2 to the registration
                                                                           statement on Form SB-2 filed with the
                                                                           Commission on September 3, 2002.
-------------------- -------------------------------------------------    ------------------------------------------
4.1                  Form of Debenture issued March 16, 2005               Filed as Exhibit 10.6 to the registration
                                                                           statement on Form SB-2 filed with the
                                                                           Commission on April 22, 2005
-------------------- -------------------------------------------------    ------------------------------------------
10.1                 Loan Agreement, dated as of September                 Filed as Exhibit 10.2 to the annual
                     28, 2003, between the Company and                     report on Form 10-KSB filed with the
                     Xianyang City Commercial Bank                         Commission on March 30, 2004
-------------------- -------------------------------------------------    ------------------------------------------
10.2                 Bodisen Biotech, Inc. 2004 Stock Option               Filed as Exhibit 10.2 to the annual
                     Plan                                                  report on Form 10-KSB filed with the
                                                                           Commission on March 31, 2005.
-------------------- -------------------------------------------------    ------------------------------------------
10.3                 Form of Bodisen Biotech, Inc.                         Filed as Exhibit 10.3 to the annual
                     Nonstatutory Stock Option Agreement                   report on Form 10-KSB filed with the
                                                                           Commission on March 31, 2005.
-------------------- -------------------------------------------------    ------------------------------------------
10.4                 Securities Subscription Agreement dated               File as Exhibit 10.4 to the registration
                     March 16, 2005 between the Company and                statement on Form SB-2 filed with the
                     Amulet Limited                                        Commission on April 22, 2005
-------------------- -------------------------------------------------    ------------------------------------------
10.5                 Registration Rights Agreement dated                   Filed as Exhibit 10.5 to the registration
                     March 16, 2005 between the Company and                statement on Form SB-2 filed with the
                     Amulet Limited                                        Commission on April 22, 2005
-------------------- -------------------------------------------------    ------------------------------------------
10.6                 Form of Common Stock Warrant issued                   Filed as Exhibit 10.6 to the registration
                     March 16, 2005                                        statement on Form SB-2 filed with the
                                                                           Commission on April 22, 2005
-------------------- -------------------------------------------------    ------------------------------------------
31.1                 Certification by the Chief Executive Officer          Filed herewith as Exhibit 31.1
                     pursuant to Rule 13a-14(a) or 15d-14(a)
-------------------- -------------------------------------------------    ------------------------------------------
31.2                 Certification by the Chief Financial Officer          Filed herewith as Exhibit 31.2
                     pursuant to Rule 13a-14(a) or 15d-14(a)
-------------------- -------------------------------------------------    ------------------------------------------
32.1                 Certification of the Chief Executive Officer          Filed herewith as Exhibit 32.1
                     and the Chief Financial Officer pursuant 18
                     U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002
-------------------- -------------------------------------------------    ------------------------------------------