Form 10QSB
period 2005-06-30
BODISEN BIOTECH, INC
filed 2005-08-19
CIK 1178552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

               North Part of Xinquia Road, Yang Ling Agricultural
          High-Tech Industries Demonstration Zone, Yang Ling, People's
                            Republic of China 712100
                    (Address of principal executive offices)

                                 86-29-87074957
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2005 there were 15,289,259 shares of common stock, par value $.0001 per share


                                                                                                           Table of Contents

Part I.   Financial Information

Item 1        Financial Statements (Unaudited):

              Consolidated Balance Sheet
              for the Six Months Ended June 30, 2005 ...........................................................  2

              Consolidated Statements of Income
              for the Three Months and Six Months Ended June 30, 2005 and 2004..................................  3

              Consolidated Statement of Cash Flows
              for the Six Months Ended June 30, 2005 and 2004...................................................  4

              Notes to Condensed Consolidated Financial Statements..............................................  5

Item 2        Management's Discussion and Analysis or Plan of Operation......................................... 15

Item 3        Controls and Procedures........................................................................... 18

Part II.  Other Information

Item 6        Exhibits and Reports on Form 8-K.................................................................. 19

Signatures...................................................................................................... 20

                          PART I. FINANCIAL INFORMATION

Item I.  Financial Statements

------------------------------------------------------------------------------------------------------------------------------------
BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2005
(Unaudited)



                                                                                        AS OF JUNE 30, 2005
                                                                                   ---------------------------------
ASSETS

CURRENT ASSETS:
     Cash & cash equivalents                                                       $                      2,492,212
     Accounts receivable, net                                                                             7,086,000
     Advances to suppliers                                                                                  823,863
     Advance to officer                                                                                   2,383,217
     Prepaid expenses                                                                                       458,294
     Inventory                                                                                            1,043,932
     Other Assets                                                                                         1,113,714
                                                                                   ---------------------------------

Total current assets                                                                                     15,401,232

PROPERTY AND EQUIPMENT, net                                                                               4,821,119

INTANGIBLE ASSETS, net                                                                                    2,134,699
                                                                                   ---------------------------------

TOTAL ASSETS                                                                       $                     22,357,050
                                                                                   =================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                              $                        739,312
     Other payable                                                                                          352,067
     Accrued expenses                                                                                       127,822
     Notes payable                                                                                          980,100
     Convertible debenture, net discount due to beneficial conversion                                     2,265,927
                                                                                   ---------------------------------

Total current liabilities                                                                                 4,465,228

STOCKHOLDERS' EQUITY
     Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
     none issued                                                                                                  -
     Common stock, $0.0001 per share; authorized 30,000,000 shares;
     issued and outstanding 15,289,259 shares                                                                 1,529
     Additional paid in capital                                                                           7,020,971
     Statutory reserve                                                                                    1,594,253
     Retained earnings                                                                                    9,275,069
                                                                                   ---------------------------------

Total stockholders' equity                                                                               17,891,822

                                                                                   ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $                     22,357,050
                                                                                   =================================


The accompanying notes are an integral part of these consolidated financial statements.

 -----------------------------------------------------------------------------------------------------------------------------------
 BODISEN BIOTECH, INC.
 CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
                                                          FOR THE THREE MONTH                      FOR THE SIX MONTH
                                                             PERIODS ENDED                           PERIODS ENDED
                                                   JUNE 30, 2005       JUNE 30, 2004       JUNE 30, 2005       JUNE 30, 2004
                                                --------------------------------------------------------------------------------
 Net revenue                                            $ 8,416,805         $ 4,230,205        $ 13,118,480         $ 6,416,294

 Cost of revenue                                          5,161,141           2,242,833           8,208,639           3,556,137
                                                --------------------------------------------------------------------------------


 Gross profit                                             3,255,664           1,987,372           4,909,841           2,860,157

 Operating expenses
      Selling expenses                                      231,768             107,609             379,908             230,955
      General and administrative expenses                    14,709             126,740             709,882             353,454
                                                --------------------------------------------------------------------------------

 Total operating expenses                                   246,477             234,349           1,089,790             584,409
                                                --------------------------------------------------------------------------------

 Income from operations                                   3,009,187           1,753,023           3,820,051           2,275,748

 Non-operating Income (expense):
      Interest income                                        48,055                   -              48,055                   -
      Other income                                                -              82,088                   -               7,752
      Interest expense                                     (365,228)            (11,096)           (379,360)            (38,511)
                                                --------------------------------------------------------------------------------

         Total non-operating income (expense)              (317,173)             70,992            (331,305)            (30,759)
                                                --------------------------------------------------------------------------------

 Income before income tax                                 2,692,014           1,824,015           3,488,746           2,244,990

 Provision for income tax                                         -                   -                   -                   -
                                                --------------------------------------------------------------------------------

 Net Income                                               2,692,014           1,824,015           3,488,746           2,244,990

 OTHER COMPREHENSIVE INCOME (LOSS)
      Foreign currency translation gain                           -              (1,474)                  -              39,101
                                                --------------------------------------------------------------------------------


 COMPREHENSIVE INCOME                                   $ 2,692,014         $ 1,822,541         $ 3,488,746         $ 2,284,091
                                                ================================================================================


 Basic weighted average shares outstanding               15,272,926          15,268,000          15,270,759          15,268,000
                                                ================================================================================


 Basic earnings per share                                    $ 0.18              $ 0.12              $ 0.23              $ 0.15
                                                ================================================================================


 Diluted weighted average shares outstanding             15,692,205          15,284,690          15,562,010          15,276,345
                                                ================================================================================


 Diluted earnings per share                                  $ 0.17              $ 0.12              $ 0.22              $ 0.15
                                                ================================================================================



 The accompanying notes are an integral part of these consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
 BODISEN BIOTECH, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
 (Unaudited)

                                                                         FOR THE SIX MONTH PERIODS ENDED
                                                                   JUNE 30, 2005                  JUNE 30, 2004
                                                                  ------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                              $ 3,488,746                   $ 2,244,989
      Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization                                            100,512                       148,133
         Amortization of beneficial conversion feature                            259,505                             -
         (Increase) / decrease in current assets:
         Accounts receivable                                                   (2,097,016)                   (1,057,606)
         Advances to suppliers                                                    (68,653)                      (82,628)
         Inventory                                                               (276,588)                      306,976
         Other assets                                                          (1,523,272)                      (12,900)
      Increase / (decrease) in current liabilities:
         Accounts payable                                                         626,968                    (1,258,146)
         Unearned revenue                                                               -                       (15,888)
         Other payables                                                           352,067                       361,881
         Accrued expenses                                                        (136,680)                        3,750
         Others                                                                   (68,855)                            -
                                                                  ------------------------------------------------------

      Net cash provided in operating activities                                   656,734                       638,561
                                                                  ------------------------------------------------------


 Effect of exchange rate on cash                                                        -                        39,101

 CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of property & equipment                                   (1,871,116)                     (292,196)
         Work in Progress                                                               -                      (787,870)
                                                                  ------------------------------------------------------

      Net cash used in investing activities                                    (1,871,116)                   (1,080,066)

                                                                  ------------------------------------------------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
         Loan repayment                                                                 -                        (3,000)
         Proceeds from Convertible Debt                                         3,000,000                             -
         Advance to officer                                                    (1,415,217)                            -
                                                                  ------------------------------------------------------

 Net cash provided by financing activities                                      1,584,783                        (3,000)
                                                                  ------------------------------------------------------


 NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                               370,401                      (405,404)

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                     2,121,811                     2,974,773
                                                                  ------------------------------------------------------


 CASH & CASH EQUIVALENTS, ENDING BALANCE                                      $ 2,492,212                   $ 2,569,369
                                                                  ======================================================


 The accompanying notes are an integral part of these consolidated financial statements.

                              BODISEN BIOTECH, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (unaudited)

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

In March 2005, Bodisen Biotech Inc. completed a $3 million private placement through institutional investors. The net proceeds from this offering were sent to China towards capital contribution of the registration of a wholly owned Bodisen subsidiary by the name of "Yang Ling Bodisen Agricultural Technology Co., Ltd. ("Agricultural"). In June 2005, Agricultural completed a transaction with Yang Ling Bodisen Biology Science and Technology Development Company Limited ("Yang Ling"), Bodisen Biotech, Inc.'s operating subsidiary in China, which resulted in Agricultural owning 100% of Yang Ling.

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

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $252,948 at June 30, 2005.

Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances amounted to $823,863 at June 30, 2005.

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

In March 2005, Bodisen Biotech Inc. formed a new 100% wholly owned subsidiary name Yang Ling Bodisen Agricultural Technology Co., Ltd. ("Agricultural") in China. Under Chinese laws, a newly formed wholly owned subsidiary of a foreign company enjoys the favorable tax treatment of income tax exemption for the first two years and 50% of normal income tax for the following 3 years. In order to extend the advantage of tax benefits, in June 2005, Agricultural completed a transaction with Yang Ling Bodisen Biology Science and Technology Development Company Limited ("Yang Ling", Bodisen Biotech, Inc.'s operating subsidiary in China), which resulted in Agricultural owning 100% of Yang Ling.

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

Foreign currency transactions and comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains are classified as an item of other comprehensive income in the stockholders' equity section of the consolidated balance sheet. During the six month period ended June 30, 2005 comprehensive income in the consolidated statements of operation included no translation gain and in the six month period of June 30, 2004 the consolidated statements of operation included translation gains of $39,101.

Segment reporting

The Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company's assets are located in People's Republic of China.

Recent Pronouncements

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

In December 2003, FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

3. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc. (from the merger date), its 100% wholly-owned subsidiary Bodisen Holdings, Inc. ("BHI"), BHI's 100% wholly-owned subsidiary Yang Ling Bodisen Biology Science and Technology Development Company Limited, and a new 100% wholly-owned subsidiary incorporated in March 2005 named Yang Ling Bodisen Agricultural Technology Co, Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

4. MAJOR VENDORS

Five vendors provided 81% of the Company's raw materials for the six month period ended June 30, 2005. The payable balance for these parties amounted to $401,784.

5. ADVANCE TO OFFICER

During the six months period, the Company advanced $2,383,217 to its officer as short term loan. This loan is interest free, unsecured, and payable upon demand.

6. INTANGIBLE ASSETS

Net intangible assets at June 30, 2005 were as follows:

Rights to use land                            $  1,669,042
Fertilizers proprietary technology rights          968,000
                                              ---------------
                                                 2,637,042
Less Accumulated amortization                     (502,343)
                                              ---------------
                                               $ 2,134,699
                                              ===============

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

The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years. The "Rights to use land" is being amortized over 50 year's period.

The Company acquired Fluid and Compound Fertilizers proprietary technology rights with a life ending December 31, 2011. The Company is amortizing Fertilizers proprietary technology rights over a period of ten years.

Amortization expense for the Company's intangible assets for the six month period ending June 30, 2005 and 2004 amounted to $64,940 each period.

Amortization expense for the Company's intangible assets over the next five fiscal years is estimated to be: 2006-$130,000, 2007-$130,000, 2008-$130,000,
2009-$130,000 and 2010-$100,000.

7. SHAREHOLDERS' EQUITY

On February 24, 2004, BII entered into a merger agreement with Stratabid.com, Inc. (Stratabid) to exchange 12,000,000 shares of Stratabid to the shareholders of BII (note 12). As a part of the merger, Stratabid cancelled 3,000,000 shares of its issued and outstanding stock owned by a majority shareholder and declared a stock dividend of three shares on each share of its common stock outstanding for all stockholders on record as of February 27, 2004, after the merger agreement. The Company has a total of 15,289,259 shares of common stock outstanding as of June 30, 2005.

8. CONVERTIBLE DEBENTURE

On March 16, 2005, the Company completed a private placement offering. The Company received the sum of $3 million and issued a one year 9% debenture convertible into shares of common stock by dividing the aggregate principal and accrued interest by a conversion price of $4.80; and three year warrants to purchase 187,500 shares of common stock at $4.80 per share.

This debenture was considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. Accordingly, the beneficial conversion feature was valued separately and the intrinsic value in the amount of $476,875 was recorded as an increase to additional pay-in capital and a corresponding amount, less the amortized interest costs of $138,490, was recorded as a reduction of the carrying value of the convertible debenture.

In connection to the convertible debenture, the Company issued three year warrants to purchase 187,500 shares of common stock at $4.80 per share and three year warrants to purchase 40,000 shares of common stock at $6.88 per share. The aggregate fair value of these warrants in the amount of $416,703 was recorded as increase to additional pay-in capital, and a corresponding amount, less the amortized interest costs of $121,015, was recorded as a reduction of the carrying value of the convertible debenture.

9. STOCK OPTIONS

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the six month period ended June 30, 2005 as follow ($ in thousands, except per share amounts):

------------------------------------------------- -------------------------------- ------------------------------
                                                  Six month period ended           Six month period ended
                                                  June 30, 2005                    June 30, 2004

------------------------------------------------- -------------------------------- ------------------------------
Net Income - as reported                                                   $3,488                         $2,244
------------------------------------------------- -------------------------------- ------------------------------
Stock-Based employee compensation expense
included in reported net income, net of tax
------------------------------------------------- -------------------------------- ------------------------------
Total stock-based employee compensation under                                 (12)                             0
fair-value-based method for all rewards, net of
tax
------------------------------------------------- -------------------------------- ------------------------------
Pro forma net income                                                       $3,476                         $2,244
------------------------------------------------- -------------------------------- ------------------------------

Earnings per share:

                                         Six month period ended              Six month period ended
                                            June 30, 2005                       June 30, 2004
------------------------------------- ----------------------------------- -----------------------------------
Basic, as reported                                                 $0.23                               $0.15
------------------------------------- ----------------------------------- -----------------------------------
Diluted, as reported                                               $0.22                               $0.15
------------------------------------- ----------------------------------- -----------------------------------
Basic, pro forma                                                   $0.23                               $0.15
------------------------------------- ----------------------------------- -----------------------------------
Diluted, pro forma                                                 $0.22                               $0.15
------------------------------------- ----------------------------------- -----------------------------------

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

The Company did not grant any option during the six month period ended June 30, 2005.

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Statement of Financial Accounting Standard No. 95.

The Company paid $379,360 and $38,511 for interest and $0 for income tax during the six month period ended June 30, 2005 and 2004, respectively.

11. STATUTORY COMMON WELFARE FUND AND RESERVE

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

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $348,875 and $224,499 as statutory reserve for the six month period ended June 30, 2005 and 2004, respectively.

The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan $36,924 and $27,595 for the six month period ended June 30, 2005 and 2004, respectively.

12. FACTORY LOCATION AND LEASE COMMITMENTS

BBST's principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shanxi province, People's Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. The rent of the office building is $121 a month from May 20, 2004 through May 20, 2005. BBST also leases a warehouse in Yang Ling near the site of Bodisen's factories. Total future commitment through June 30, 2005 amounts to $1,276.

13. EARNINGS PER SHARE

Earnings per share for six month periods ended June 30, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

----------------------------------------- ----------------------------------- -----------------------------------
                                          Six month period ended              Six month period ended
                                          June 30, 2005                       June 30, 2004
----------------------------------------- ----------------------------------- -----------------------------------
Weighted average common shares
outstanding                                                       15,270,759                          15,268,000
----------------------------------------- ----------------------------------- -----------------------------------
Effect of dilutive securities: stock
options                                                              291,251                               8,345
----------------------------------------- ----------------------------------- -----------------------------------
Weighted average common shares
outstanding and common share equivalents                          15,562,010                          15,276,345
----------------------------------------- ----------------------------------- -----------------------------------

14. MERGER AGREEMENT

On February 11, 2004, Stratabid entered into an Agreement and Plan of Merger with Bodisen Acquisition Corp., a Delaware corporation ("BAC") wholly-owned by Stratabid, Bodisen International, Inc., a Delaware corporation ("BII") and the shareholders of BII. BII has one 100% wholly-owned subsidiary in Shanxi, China, Yang Ling Bodisen Biology Science and Technology Development Company Limited ("BBST"). Under the terms of the agreement, BAC acquired 100 percent of BII's stock in exchange for the issuance by Stratabid of three million shares of its common stock to the holders of BII. The new shares constitute approximately 79 percent of the outstanding shares of Stratabid, which changed its name to Bodisen Biotech, Inc. (the "Company"). The Agreement and Plan of Merger was closed on February 24, 2004.

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


16. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended June 30, 2005 presentation.

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

Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004

Revenue. For the three month period ended June 30, 2005 as compared to the three month period ended June 30, 2004, the Company generated net revenues of $8,416,805 and $4,230,205, respectively, reflecting an increase of $4,186,600 or 99%. The increase in revenues was primarily attributable to the completion of our new manufacturing facility which had a major impact on our capacity, and a renewed focus on marketing efforts as we entered new territories, resulting in increases in our customer base and related volume of recurring and new customer sales.

Gross profit. The Company achieved a gross profit of $3,255,664 for the three months ended June 30, 2005, an increase of $1,268,292 or 64%, compared to $1,987,372 for the three months ended June 30, 2004. Gross margin, as a percentage of revenues, decreased from 47% for the three months ended June 30, 2004, to 39% for the three months ended June 30, 2005. The decrease in gross margin was primarily attributable to increased costs of raw materials, as well as an increase in the costs of shipping our products. The main component of the shipping cost is the increase in the cost of fuel. Our gross margins have decreased as a result of the widespread increase in the cost of all raw materials in China.

Operating expenses. The Company incurred operating expenses of $246,477 for the three months ended June 30, 2005, a increase of $12,128 or 5%, compared to $234,349 for the three months ended June 30, 2004. This increase is a direct result of the increase in the use of sales and marketing staff and advertising to push our revenues to a 99% increase over the same period a year ago. Aggregated selling expenses of $231,768 account for expenses related to costs associated with sales and marketing of the Company's products. Operating expenses include general and administrative expenses of $14,709 for second quarter 2005 and relate to cost of maintaining the company's facilities, salaries and research and development.

Net Income. The Company's net income was $2,692,014 for the three months ended June 30, 2005, an increase of $867,999 or 48% compared to $1,824,015 for the three months ended June 30, 2004. The increase is attributed to the growth in the demand for the Company's products as we enter new markets throughout China. This growth has occurred despite a decrease in gross margins as a result of management's discipline with respect to costs and attention to the importance of successful marketing.

Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004

Revenue. For the six month period ended June 30, 2005 as compared to the six month period ended June 30, 2004, the Company generated net revenues of $13,118,480 and $6,416,294, respectively, reflecting an increase of $6,702,186 or 104%. The increase in revenues was primarily attributable to the completion of our new manufacturing facility which had a major impact on our capacity, and a renewed focus on marketing efforts as we entered new territories resulting in increases in our customer base and related volume of recurring and new customer sales.

Gross profit. The Company achieved a gross profit of $4,909,841 for the six months ended June 30, 2005, an increase of $2,049,684 or 72%, compared to $2,860,157 for the six months ended June 30, 2004. Gross margin, as a percentage of revenues, decreased from 45% for the six months ended June 30, 2004, to 37% for the six months ended June 30, 2005. The decrease in gross margin was primarily attributable to increased costs of raw materials, as well as an increase in the costs of shipping our products. The main component of the shipping cost is the increase in the cost of fuel. Our gross margins have decreased as a result of the widespread increase in the cost of all raw materials in China.

Operating expenses. The Company incurred operating expenses of $1,089,790 for the six months ended June 30, 2005, an increase of $505,381 or 86%, compared to $584,409 for the six months ended June 30, 2004. This increase represents our continued development and implementation of our business during 2005, and the increase in revenue from the 2004 to 2005 period. Aggregated selling expenses of $379,908 account for expenses related to costs associated with sales and marketing of the Company's products. Operating expenses include general and administrative expenses of $709,882 for the first half of 2005 and relate to cost of maintaining the company's facilities, salaries and research and development.

Net Income. The Company's net income was $3,488,746 for the six month ended June 30, 2005, an increase of $1,243,756 or 55% compared to $2,244,990 for the six months ended June 30, 2004. The increase was attributed to the growth in the demand for the Company's products as we enter new markets throughout China. This growth has occurred despite a decrease in gross margins as a result of management's discipline with respect to costs and attention to the bottom line.

Liquidity and Capital Resources

As of June 30, 2005 the Company had $2,492,212 cash and cash equivalents, and we believe that our current cash needs for at least the next twelve months can be met from working capital. The Company had net cash flows provided by operations of $656,734 for the six month period ended June 30, 2005 as compared to net cash provided by operations of $638,561 in the corresponding period last year. The increase in net cash flows from operations in the current period as compared to corresponding period last year, was mainly due to an incremental decrease in advances to suppliers resulting in usage of cash flow $68,653.

The Company had a net increase in cash and cash equivalent of $370,401 in the current period as compared to a net decrease of $405,404 in the corresponding period last year.

The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


          (b)  Reports on Form 8-K during the quarter ended June 30, 2005:

                    None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Bodisen Biotech, Inc.

                                                By: /s/ Wang Qiong
                                                    --------------
                                                Name: Wang Qiong
                                                Title:  Chief Executive Officer


Date              August 18, 2005               /s/ Wang Qiong
                                                --------------
                                                Wang Qiong
                                                Chief Executive Officer


Date              August 18, 2005               /s/ Shuiwang Wei
                                                ----------------
                                                Shuiwang Wei
                                                Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number       Description                                           Method of Filing
------------------------------------------------------------------------------------------------------------------
3.1                  Certificate of Incorporation of the                   Filed as Exhibit 3.1 to the registration
                     Company                                               statement on Form SB-2 filed with the
                                                                           Commission on September 3, 2002.

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