Form 10QSB
period 2005-09-30
BODISEN BIOTECH, INC
filed 2005-11-03
CIK 1178552

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2005 there were 15,474,220 shares of common stock, par value $.0001 per share.

                                Table of Contents

Part I.         Financial Information

Item 1          Financial Statements (Unaudited):

                Consolidated Balance Sheet for the Nine Months Ended September 30, 2005.......................3

                Consolidated Statements of Income for the Three Months and Nine
                Months Ended September 30, 2005 and 2004......................................................4

                Consolidated Statements of Cash Flows for the Nine Months Ended
                September 30, 2005 and 2004...................................................................5

                Notes to Condensed Consolidated Financial Statements..........................................6

Item 2          Management's Discussion and Analysis or Plan of Operation.....................................16

Item 3          Controls and Procedures.......................................................................18

Part II.        Other Information

Item 6          Exhibits......................................................................................19

Signatures      ..............................................................................................20

                                             PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

------------------------------------------------------------------------------------------------------------------------------------
BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2005
(Unaudited)

                                                                                                      As Of
                                                                                              September 30, 2005
                                                                                                ---------------
ASSETS
CURRENT ASSETS:
     Cash & cash equivalents                                                                 $       3,841,228
     Accounts receivable, net                                                                        7,628,933
     Advances to suppliers                                                                             664,524
     Prepaid expenses                                                                                  284,142
     Inventory                                                                                       1,037,343
     Loan receivable                                                                                   997,274
     Investment                                                                                      2,869,360
     Other assets                                                                                       74,823
                                                                                                ---------------

     Total current assets                                                                           17,397,627

PROPERTY AND EQUIPMENT, net                                                                          5,005,832

CONSTRUCTION IN PROGRESS                                                                             1,240,000

INTANGIBLE ASSETS, net                                                                               2,154,350
                                                                                                ---------------

TOTAL ASSETS                                                                                 $      25,797,809
                                                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                        $         405,130
     Other payable                                                                                     378,699
     Accrued expenses                                                                                  167,480
     Notes payable                                                                                     880,400
     Convertible debenture, net discount due to beneficial conversion                                1,515,023
                                                                                                ---------------

     Total current liabilities                                                                       3,346,732

STOCKHOLDERS' EQUITY
     Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
     none issued                                                                                             -
     Common stock, $0.0001 per share; authorized 30,000,000 shares;
     issued and outstanding 15,474,220 shares                                                            1,547
     Additional paid in capital                                                                      8,184,329
     Statutory reserve                                                                               2,061,054
     Accumulated other comprehensive income                                                            524,838
     Retained earnings                                                                              11,679,309
                                                                                                ---------------

     Total stockholders' equity                                                                     22,451,077

                                                                                                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $      25,797,809
                                                                                                ===============



The accompanying notes are an integral part of these unaudited consolidated financial statements.

 BODISEN BIOTECH, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

                                                                FOR THE THREE MONTH                  FOR THE NINE MONTH
                                                                  PERIODS ENDED                         PERIODS ENDED
                                                 September 30, 2005    September 30, 2004  September 30, 2005  September 30, 2004
                                                 --------------------------------------------------------------------------------
 Net revenue                                          $ 10,516,790         $ 5,407,841         $ 23,635,270     $ 11,824,135

 Cost of revenue                                         6,561,181           3,388,736           14,769,820        6,944,873
                                                 --------------------------------------------------------------------------------


 Gross profit                                            3,955,609           2,019,105            8,865,450        4,879,262

 Operating expenses
      Selling expenses                                     294,860             228,624              674,768          459,579
      General and administrative expenses                  299,557             177,695            1,009,439          531,149
                                                 --------------------------------------------------------------------------------

 Total operating expenses                                  594,417             406,319            1,684,207          990,728
                                                 --------------------------------------------------------------------------------

 Income from operations                                  3,361,192           1,612,786            7,181,243        3,888,534

 Non-operating Income / (expenses)
      Interest income                                       (5,461)                  -               42,594                -
      Other income                                               -               3,816                    -           11,568
      Interest expense                                    (484,690)            (19,770)            (864,050)         (58,281)
                                                 --------------------------------------------------------------------------------

 Total non-operating income / (expenses)                  (490,151)            (15,954)            (821,456)         (46,713)
                                                 --------------------------------------------------------------------------------

 Income before income tax                                2,871,041           1,596,832            6,359,787        3,841,822
 Provision for income tax                                        -                   -                    -                -
                                                 --------------------------------------------------------------------------------
 Net Income                                              2,871,041           1,596,832            6,359,787        3,841,822

 Other comprehensive income / (loss)
      Foreign currency translation gain                    524,838              30,524              524,838           69,625
                                                 --------------------------------------------------------------------------------


 Comprehensive Income                                  $ 3,395,879         $ 1,627,356          $ 6,884,625      $ 3,911,447
                                                 ================================================================================


 Basic weighted average shares outstanding              15,326,344          15,268,000           15,289,569       15,268,000
                                                 ================================================================================


 Basic earnings per share                                   $ 0.19              $ 0.10               $ 0.42           $ 0.25
                                                 ================================================================================


 Diluted weighted average shares outstanding            15,619,663          15,324,318           15,982,006       15,292,453
                                                 ================================================================================


 Diluted earnings per share                                 $ 0.19              $ 0.10               $ 0.41           $ 0.25
                                                 ================================================================================


 The accompanying notes are an integral part of these unaudited consolidated financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

                                                                                    FOR THE NINE MONTH PERIODS ENDED
                                                                              SEPTEMBER 30, 2005       SEPTEMBER 30, 2004
                                                                             ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                       $ 6,359,787             $ 3,841,821
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                     498,950                 204,511
        Amortization of beneficial conversion feature                                     634,285                       -
    (Increase) / decrease in current assets:
        Accounts receivable                                                            (2,639,949)             (2,849,233)
        Advances to suppliers                                                              90,686                 933,986
        Inventory                                                                        (269,999)                208,287
        Other assets                                                                      (26,087)               (201,652)
     Increase / (decrease) in current liabilities:
        Accounts payable                                                                  292,786              (1,238,063)
        Unearned revenue                                                                        -                 (15,888)
        Other payable                                                                     378,699                 206,191
        Accrued expenses                                                                 (307,900)                 37,838
                                                                             ---------------------------------------------

     Net cash provided by operating activities                                          5,011,258               1,127,798
                                                                             ---------------------------------------------


Effect of exchange rate on cash                                                           455,983                  69,625
                                                                             ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property & equipment                                            (3,393,085)               (305,633)
        Work in progress                                                                 (356,405)             (1,278,543)
        Loan receivable                                                                   (29,274)                      -
        Investments                                                                    (2,869,360)                      -
                                                                             ---------------------------------------------

     Net cash used in investing activities                                             (6,648,124)             (1,584,176)
                                                                             ---------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
        Loan repayment                                                                    (99,700)                 (3,000)
        Proceeds from convertible debenture                                             3,000,000                       -
                                                                             ---------------------------------------------

     Net cash provided by / (used in) financing activities                              2,900,300                  (3,000)
                                                                             ---------------------------------------------


NET INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                                    1,719,417                (389,753)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                              2,121,811               2,974,773
                                                                             ---------------------------------------------


CASH & CASH EQUIVALENTS, ENDING BALANCE                                               $ 3,841,228             $ 2,585,020
                                                                             =============================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.


                              BODISEN BIOTECH, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (unaudited)


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Yang Ling Bodisen Biology Science and Technology Development Company Limited ("BBST') was founded in the People's Republic of China on August 31, 2001. BBST, located in Yang Ling Agricultural High-Tech Industries Demonstration Zone, is primarily engaged in developing, manufacturing and selling pesticides and compound organic fertilizers in the People's Republic of China. Bodisen International, Inc. ("BII") is a Delaware Corporation, incorporated on November 19, 2003. BII was a non-operative holding company of BBST. On December 15, 2003, BII entered in to an agreement with all the shareholders of BBST to exchange all of the outstanding stock of BII for all the issued and outstanding stock of BBST. After the consummation of the agreement, the former shareholders of BBST owned 1500 shares of common stock of BII, which represents 100% of BII's issued and outstanding shares. For U.S. Federal income tax purpose, the transaction was intended to be qualified as a tax-free transaction under section 351 of the Internal Revenue Code of 1986, as amended.

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

In March 2005, Bodisen Biotech Inc. completed a $3 million convertible debenture private placement through an institutional investor. Approximately $651,000 in expenses relating to this private placement has been amortized over the term of the convertible debenture. The net proceeds from this offering were sent to China towards capital contribution of the registration of a wholly-owned Bodisen subsidiary by the name of "Yang Ling Bodisen Agricultural Technology Co., Ltd. ("Agricultural"). In June 2005, Agricultural completed a transaction with Yang Ling Bodisen Biology Science and Technology Development Company Limited ("Yang Ling"), Bodisen Biotech, Inc.'s operating subsidiary in China, which resulted in Agricultural owning 100% of Yang Ling.

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

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $189,896 at September 30, 2005.

Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances amounted to $664,524 at September 30, 2005.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company had been approved by the local tax bureau and the Yang Ling Agricultural High-Tech Industries Demonstration Zone. The Company is exempted from income tax through 2007.

In March 2005, Bodisen Biotech Inc. formed a new 100% wholly-owned subsidiary named Yang Ling Bodisen Agricultural Technology Co., Ltd. ("Agricultural") in China. Under Chinese law, a newly formed wholly owned subsidiary of a foreign company enjoys an income tax exemption for the first two years and a 50% reduction of normal income tax rates for the following 3 years. In order to extend such tax benefits, in June 2005, Agricultural completed a transaction with Yang Ling Bodisen Biology Science and Technology Development Company Limited ("Yang Ling", Bodisen Biotech, Inc.'s operating subsidiary in China), which resulted in Agricultural owning 100% of Yang Ling.

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

Foreign currency transactions and comprehensive income (loss)

Assets and liabilities in foreign currency are recorded at the balance sheet date at the rate prevailing on that date. Items entered on the income statement are recorded at the average exchange rate. Gains or losses on foreign currency transactions are reflected on the income statement. Gains or losses on financial statement translation from foreign currency are recorded as separate components in the equity section of the balance sheet, under comprehensive income. The functional currency of the Company is the Chinese Renminbi. As of September 30, 2005, comprehensive income in the consolidated statements of operation included $524,838 translation gain.

Segment reporting

The Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company's assets are located in People's Republic of China.

Recent Pronouncements

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

In December 2003, FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principles and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless such would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on the Company's financial position, cash flows and results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

3.   PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc. (from the merger date), its 100% wholly-owned subsidiary Bodisen Holdings, Inc. ("BHI"), BHI's 100% wholly-owned subsidiary Yang Ling Bodisen Biology Science and Technology Development Company Limited, and a 100% wholly-owned subsidiary, incorporated in March 2005, named Yang Ling Bodisen Agricultural Technology Co., Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

4.   MAJOR VENDORS

Five vendors provided 81% of the Company's raw materials for the nine month periods ended September 30, 2005. The payable balance for these parties amounted to $225,780.

5.   ADVANCE TO OFFICER

During the six months period ending June 30, 2005, the Company advanced $2,383,217 to an officer as a short term loan. Said loan was interest free, unsecured, and payable upon demand. This loan was repaid during the quarter ended September 30, 2005.

6.   LOAN RECEIVABLE

The company has a loan receivable from an unrelated party amounting $997,294 as of September 30, 2005. This loan is unsecured, bears 9% interest per annum and matures on December 7, 2005.

7.   INVESTMENT

During the nine month period ended September 30, 2005, the company has invested $2,869,360 for a 13% interest of an investee company. The Company accounts for this investment under the cost method.

8.   INTANGIBLE ASSETS

Net intangible assets at September 30, 2005 were as follows:


Rights to use land                            $  1,710,423
Fertilizers proprietary technology rights          992,000
                                              ---------------
                                                 2,702,423
Less Accumulated amortization                     (548,073)
                                              ---------------
                                               $ 2,154,350
                                              ===============

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

The Company acquired Fluid and Compound Fertilizers proprietary technology rights with a life ending December 31, 2011. The Company is amortizing Fertilizers proprietary technology rights over a period of ten years, the contractual life, which is shorter than the estimated useful life of the rights.

Amortization expense for the Company's intangible assets for the nine month periods ending September 30, 2005 and 2004 amounted to $64,940 each period.

Amortization expense for the Company's intangible assets over the next five fiscal years is estimated to be: 2006-$130,000, 2007-$130,000, 2008-$130,000,
2009-$130,000 and 2010-$100,000.

9.   NOTES PAYABLE

As of September 30, 2005, the Company has notes payable in the amount of $880,400, of which, $868,000 is from the local bank with the Company's building and "right to use land" as collateral. $434,000 of the $868,000 is due on October 28, 2005 with 0.605% monthly interest. The remaining $434,000 of the $868,000 is due on June 29, 2006 with 0.651% monthly interest.

10.  SHAREHOLDERS' EQUITY

On February 24, 2004, BII entered into a merger agreement with Stratabid.com, Inc. ("Stratabid") to exchange 12,000,000 shares of Stratabid to the shareholders of BII. As a part of the merger, Stratabid cancelled 3,000,000 shares of its issued and outstanding stock owned by a majority shareholder and declared a stock dividend of three shares on each share of its common stock outstanding for all stockholders on record as of February 27, 2004, after the merger agreement. The Company has a total of 15,474,220 shares of common stock outstanding as of September 30, 2005.

11.  CONVERTIBLE DEBENTURE

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

This debenture was considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. The Company allocated the proceeds of the debt between the warrant and the debt based on relative fair values. Accordingly, the beneficial conversion feature of $ 803,381 was recorded separately based on the intrinsic value method per EITF 00-27. The debenture is recorded in the balance sheet at face value less the unamortized beneficial conversion feature and unamortized interest on warrants of $367,574 and $ 167,403, respectively.

During the year, $950,000 of debentures was converted into 206,220 shares of common stock.

12.  STOCK OPTIONS

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Company's interim reporting period ending January 31, 2003.

In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the nine month periods ended September 30, 2005 as follows ($ in thousands, except per share amounts):

------------------------------------------------- --------------------------- -------------------------
                                                  Nine month periods ended    Nine month periods ended
                                                     September 30, 2005          September 30, 2004
------------------------------------------------- --------------------------- -------------------------
Net Income - as reported                                           $6,359                     $3,841
------------------------------------------------- --------------------------- -------------------------
Stock-Based employee compensation expense
included in reported net income, net of tax
------------------------------------------------- --------------------------- -------------------------
Total stock-based employee compensation under
fair-value-based method for all rewards, net of
tax                                                                   (12)                         0
------------------------------------------------- --------------------------- -------------------------
Pro forma net income                                               $6,347                     $3,841
------------------------------------------------- --------------------------- -------------------------

Earnings per share:

------------------------------------- -------------------------- --------------------------
                                      Nine month periods ended   Nine month periods ended
                                          September 30, 2005         September 30, 2004
------------------------------------- -------------------------- --------------------------
Basic, as reported                                       $0.42                      $0.25
------------------------------------- -------------------------- --------------------------
Diluted, as reported                                     $0.41                      $0.25
------------------------------------- -------------------------- --------------------------
Basic, pro forma                                         $0.42                      $0.25
------------------------------------- -------------------------- --------------------------
Diluted, pro forma                                       $0.41                      $0.25
------------------------------------- -------------------------- --------------------------

In 2004, the board of directors approved the creation of the 2004 Stock Option Plan. This plan provides for the grant of incentive stock options to employees, directors and consultants. Options issued under this plan will expire over a maximum term of five years from the date of grant.

Pursuant to the Stock Option Plan, the Company granted 110,000 stock options to two Directors (55,000 options each) in the year ended December 31, 2004, of which 100,000 stock options was granted on June 4, 2004 and the balance of 10,000 was granted on Dec. 28, 2004.

On the first 100,000 stock options granted, 50,000 stock options vested immediately and 50,000 stock options became vested over 8 equal quarterly installments, with the first installment vesting at the end of the second quarter of 2004. The 10,000 stock options granted on Dec. 28, 2004 vested on Dec. 31, 2004.

The option exercise price was $5 for the first 100,000 stock options which was the same as fair value of the shares at the time of granting of the options. The option exercise price was $5.80 for the second 10,000 stock options which was the same as fair value of the shares at the time of granting of the options. Accordingly, no compensation expenses were recorded.

The Company did not grant any option during the nine month period ended September 30, 2005.

13.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Statement of Financial Accounting Standard No. 95.

The Company paid $78,143 and $58,281 for interest and $0 for income tax during the nine month periods ended September 30, 2005 and 2004, respectively.

Cash from financing activities excludes the effect on conversion of $950,000 of debentures into 206,220 shares of common stock.

14.  STATUTORY COMMON WELFARE FUND AND RESERVE

As stipulated by the Company Law of the People's Republic of China ("PRC"), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)       Making up cumulative prior years' losses, if any;

(ii) Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

(iii) Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund," which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

(iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the company has allocated 15% of its annual net income, amounting $2,061,054 and $647,977 as statutory reserve including Statutory common welfare fund for the nine month periods ended September 30, 2005 and 2004, respectively.

The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan $50,795 and $49,642 for the nine month period ended September 30, 2005 and 2004, respectively.

15.  FACTORY LOCATION AND LEASE COMMITMENTS

BBST's principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shanxi province, People's Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs located on 10,900 square meters of land. BBST leases a branch office in Xian City with monthly rents of $478 from January 6, 2005 through February 5, 2006. BBST also leases a warehouse in Yang Ling near the site of Bodisen's factories. Total lease commitment through September 30, 2005 amounted to $1,276.

16.  EARNINGS PER SHARE

Earnings per share for nine month periods ended September 30, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of basic shares of common stock and common stock equivalents outstanding; and dividing net income plus the interest expense charged for convertible debenture by weighted average number of diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

----------------------------------------- ----------------------------------- -----------------------------------
                                          Nine month periods ended            Nine month periods ended
                                          September 30, 2005                  September 30, 2004
----------------------------------------- ----------------------------------- -----------------------------------
Weighted average common shares                                    15,289,569                          15,268,000
outstanding
----------------------------------------- ----------------------------------- -----------------------------------
Effect of dilutive securities: stock                                 692,437                              24,453
options
----------------------------------------- ----------------------------------- -----------------------------------
Weighted average common shares                                    15,982,006                          15,292,453
outstanding and common share equivalents
----------------------------------------- ----------------------------------- -----------------------------------

17.  MERGER AGREEMENT

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

18.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

19.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended September 30, 2005 presentation.

Item 2.       Management's Discussion and Analysis or Plan of Operation

                              BODISEN BIOTECH, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004

Revenue. For the three-month period ended September 30, 2005 as compared to the three-month period ended September 30, 2004, the Company generated net revenues of $10,516,790 and $5,407,841, respectively, reflecting an increase of $5,108,949 or 94%. The increase in revenues was the result of new marketing and distribution programs, which resulted in increases in our customer base and related volume of recurring and new customer sales as well the completion of our new manufacturing facility which had a major impact on our capacity.

Gross profit. The Company achieved a gross profit of $3,955,609 for the three months ended September 30, 2005, an increase of $1,936,504 or 96 %, compared to $2,019,105 for the three months ended September 30, 2004. Gross margin, as a percentage of revenues, increased from 37.3% for the three months ended September 30, 2004, to 37.6% for the three months ended September 30, 2005. The increase in gross margin was primarily attributable to increased sales of products with a higher profit margin such as liquid fertilizers and pesticides, and as well as an intense effort to control the costs of our raw materials in an environment of rising raw material costs and the rise of shipping costs chiefly associated with higher fuel costs.

Operating expenses. The Company incurred operating expenses of $594,417 for the three months ended September 30, 2005, an increase of $188,098 or 46%, compared to $406,319 for the three months ended September 30, 2004. This increase is a direct result of the increase in the use of sales and marketing staff, higher transportation costs and increased reliance on advertising. Aggregated selling expenses of $294,860 account for expenses related to costs associated with sales and marketing of the Company's products. Operating expenses include general and administrative expenses of $299,557 for third quarter 2005 and relate to cost of maintaining the company's facilities, salaries and research and development.

Net income. The Company's net income was $2,871,041 for the three months ended September 30, 2005, an increase of $1,274,209 or 80% compared to $1,596,832 for the three months ended September 30, 2004. The increase is attributed to the growth in the demand for the Company's products as we enter new markets throughout China. This growth has occurred despite a proportionally small increase in gross margins as a result of management's discipline with respect to costs and attention to the importance of successful marketing.

Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004

Revenue. For the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004, the Company generated net revenues of $23,635,270 and $11,824,135 respectively, reflecting an increase of $11,811,135 or 100%. The increase in revenues was the result of new marketing and distribution programs, which resulted in increases in our customer base and related volume of recurring and new customer sales as well the completion of our new manufacturing facility which had a major impact on our capacity.

Gross profit. The Company achieved a gross profit of $8,865,450 for the nine months ended September 30, 2005, an increase of $3,986,188 or 82%, compared to $4,879,262 for the nine months ended September 30, 2004. Gross margin, as a percentage of revenues, decreased from 41.3% for the nine months ended September 30, 2004, to 37.5% for the nine months ended September 30, 2005. The decrease in gross margin was primarily attributable to increased costs of raw materials, as well as an increase in the costs of shipping our products. The main component of the shipping cost is the increase in the cost of fuel. Our gross margins have decreased as a result of the widespread increase in the cost of all raw materials in China.

Operating expenses. The Company incurred operating expenses of $1,684,207 for the nine months ended September 30, 2005, an increase of $693,479 or 70%, compared to $990,728 for the nine months ended September 30, 2004. This increase represents our continued development and implementation of our business during 2005, and the increase in revenue from the 2004 to 2005 period. Aggregated selling expenses of $674,768 account for expenses related to costs associated with sales and marketing of the Company's products and with transportation of Company's products. Operating expenses include general and administrative expenses of $1,009,439 for the first nine months of 2005 and relate to cost of maintaining the company's facilities, salaries and research and development.

Net income. The Company's net income was $6,359,787 for the nine months ended September 30, 2005, an increase of $2,517,965 or 65.5% compared to $3,841,822 for the nine months ended September 30, 2004. The increase was attributed to the growth in the demand for the Company's products as we enter new markets throughout China. This growth has occurred despite a decrease in gross margins as a result of management's discipline with respect to costs and attention to the bottom line.

Liquidity and Capital Resources

As of September 30, 2005 the Company had $3,841,228 cash and cash equivalents, and it believes that its current cash needs for at least the next twelve months can be met from working capital. The Company had net cash flows provided by operations of $5,011,258 for the nine month period ended September 30, 2005 as compared to net cash provided by operations of $1,127,798 in the corresponding period last year. The increase in net cash flows from operations in the current period as compared to corresponding period last year was mainly due to increase in net income by $6,359,787.

Cashflows from investing activities resulted in net usage of $6,648,124 in the current period as compared to net usage of $1,584,176 in the corresponding period last year. The greater usage in the current period was mainly due to increase of investment in property and equipment of $3,393,085 in the nine-month period ended September 30, 2005 as compared to $305,633 in the corresponding period last year. The Company also invested in the common stock of Xi Lan Natural Gas Co., Ltd., a Chinese private company headquartered in the Xi'An province. The purchase of common stock represents approximately 13% of Xi Lan's common stock outstanding which resulted in usage of $2,869,360.

The Company had a net increase in cash and cash equivalent of $1,719,417 in the current period as compared to a net decrease of $389,753 in the corresponding period last year.

The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company's business.

Item 3.       Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6.    Exhibits.

3.1  Certificate of Incorporation of the Company

3.2 Amendment to Certificate of Incorporation of the Company, changing name to Bodisen Biotech, Inc.

3.3  By-Laws of the Company

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

                                            Bodisen Biotech, Inc.

                                            By: /s/ Wang Qiong
                                               ---------------
                                            Name: Wang Qiong
                                            Title: Chief Executive Officer


Date:    November 2, 2005                   /s/ Wang Qiong
                                            --------------
                                            Wang Qiong
                                            Chief Executive Officer


Date:    November 2, 2005                   /s/ Lai Yiliang
                                            ---------------
                                            Lai Yiliang
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number             Description                                                  Method of Filing

3.1                Certificate of Incorporation of the Company                  Filed   as   Exhibit   3.1   to   the
                                                                                registration  statement  on Form SB-2
                                                                                filed   with   the    Commission   on
                                                                                September 3, 2002

3.2                Amendment to Certificate of Incorporation of the Company,    Filed as Exhibit 3.2 to the annual
                   changing name to Bodisen Biotech, Inc.                       report on Form 10-KSB filed with the
                                                                                Commission on March 30, 2004

3.3                By-Laws of the Company                                       Filed as Exhibit 3.2 to the
                                                                                registration statement on Form SB-2
                                                                                filed with the Commission on
                                                                                September 3, 2002

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

10.1               Loan Agreement, dated as of September 28, 2003, between      Filed as Exhibit 10.2 to the annual
                   the Company and Xianyang City Commercial Bank                report on Form 10-KSB filed with
                                                                                the   Commission on March 30, 2004

10.2               Bodisen Biotech, Inc. 2004 Stock Option Plan                 Filed as Exhibit 10.2 to the annual
                                                                                report on Form 10-KSB filed with the
                                                                                Commission on March 31, 2005

10.3               Form of Bodisen Biotech, Inc. Nonstatutory Stock Option      Filed as Exhibit 10.3 to the annual
                   Agreement                                                    report on Form 10-KSB filed with the
                                                                                Commission on March 31, 2005

10.4               Securities Subscription Agreement dated March 16, 2005       Filed as Exhibit 10.4 to the
                   between the Company and Amulet Limited                       registration statement on Form SB-2
                                                                                filed with the Commission on April
                                                                                22, 2005

10.5               Registration Rights Agreement dated  March 16, 2005          Filed as Exhibit 10.5 to the
                   between the Company and Amulet Limited                       registration statement on Form SB-2
                                                                                filed with the Commission on April
                                                                                22, 2005

10.6               Form of Common Stock Warrant issued March 16, 2005           Filed as Exhibit 10.6 to the
                                                                                registration statement on Form SB-2
                                                                                filed with the Commission on April
                                                                                22, 2005

31.1               Certification by the Chief Executive Officer pursuant to     Filed herewith as Exhibit 31.1
                   Rule 13a-14(a) or 15d-14(a)

31.2               Certification by the Chief Financial Officer pursuant to     Filed herewith as Exhibit 31.2
                   Rule 13a-14(a) or 15d-14(a)


32.1               Certification of the Chief Executive Officer and the Chief   Filed herewith as Exhibit 32.1
                   Financial Officer pursuant 18 U.S.C. Section 1350, as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                   of 2002

                                                                    Exhibit 31.1

                                  CERTIFICATION

         I, Wang Qiong, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Bodisen Biotech, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

         Date:    November 2, 2005

         /s/ Wang Qiong
         --------------
         Wang Qiong
         Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

         I, Lai Yiliang, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Bodisen Biotech, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

         Date:    November 2, 2005

         /s/ Lai Yiliang
         ---------------
         Lai Yiliang
         Chief Financial Officer

                                                                    Exhibit 32.1

                                  CERTIFICATION

     In connection with the Quarterly Report of Bodisen Biotech, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 2, 2005                             /s/ Wang Qiong
                                                    --------------
                                                    Wang Qiong
                                                    Chief Executive Officer


Date:  November 2, 2005                             /s/ Lai Yiliang
                                                    ----------------
                                                    Lai Yiliang
                                                    Chief Financial Officer