Form 10KSB
period 2005-12-31
BODISEN BIOTECH, INC
filed 2006-03-28
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31539

BODISEN BIOTECH, INC.
(Name of small business issuer in its charter)

Delaware	98-0381367
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

North Part of Xinquia Road, Yang Ling AG
High-Tech Industries Demonstration Zone
Yang Ling, China 712100
(Address of principal executive office)

Issuer's telephone number: 86-29-870749

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

The Issuer's revenues for the year ending December 31, 2005 were $30,975,350.

As of March 24, 2006 the number of shares outstanding of the Issuer's common stock was 18,176,917.

As of March 24, 2006 the aggregate number of shares held by non-affiliates was approximately 10,844,041.

As of March 24, 2006 the aggregate market value of the Issuer's common stock held by non-affiliates was $196,765,124, based on the average high and low price of $18.145 per share as of March 24, 2006.

DOCUMENTS INCORPORATED BY REFERENCE  None

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Bodisen Biotech,” “BBC,” “the Company,” “we,” “us,” and “our” refer to Bodisen Biotech, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements

PART I
ITEM 1. DESCRIPTION OF BUSINESS

Overview of Business

We were incorporated on January 14, 2000 in Delaware and our principal place of business is based in The People’s Republic of China. We are located at: Bodisen Biotech, Inc., North Part of Xinquia Road, Yang Ling AG, High-Tech Industries Demonstration Zone, Yang Ling, China 712100, Telephone: +862987074957. We are primarily engaged in developing, manufacturing and selling organic fertilizers and pesticides in the People’s Republic of China.

Business

Our sole operating subsidiary, Yang Ling, was founded in The People’s Republic of China on August 31, 2001 and is headquartered in the Shaanxi Province, People’s Republic of China. Yang Ling primarily manufactures and markets organic fertilizers and pesticides to 20 agricultural provinces of China. We produce numerous proprietary product lines, from pesticides to crop specific fertilizer, which are then marketed and sold to farmers. We conduct research and development to further improve existing products and to develop new formulas and products.

History

Prior to March 1, 2004, the Company was called Stratabid.com, Inc. The Company was a startup stage Internet-based commercial mortgage origination business. The Company operated primarily through its wholly-owned subsidiary, Stratabid.com Online (B.C.) Ltd. (“Stratabid.com Online”), which provided services throughout Canada.

Yang Ling was founded in the People’s Republic of China on August 31, 2001. Yang Ling, located in Yang Ling Agricultural High-Tech Industries Demonstration Zone, was primarily engaged in developing, manufacturing and selling pesticides and compound organic fertilizers in the People’s Republic of China. On November 19, 2003, Yang Ling incorporated Bodisen International, Inc. (“BII”), a Delaware corporation, as a non-operative holding company.

On January 14, 2004, the Company created a wholly-owned subsidiary corporation known as Bodisen Holdings, Inc., a Delaware corporation, (“BHI”), to pursue a merger with BII the parent of Yang Ling. On February 11, 2004, the Company and BHI entered into an Agreement and Plan of Merger with BII and the shareholders of BII, providing for the merger of BII into BHI, with BHI being the surviving entity in the merger. The transactions provided for in the Agreement and Plan of Merger closed on February 24, 2004. In the merger, the Company acquired 100% of BII’s outstanding stock in exchange for the issuance by the Company of 3 million shares of its Common Stock to the holders of BII shares. The Common Stock issued in the merger constituted approximately 66% of the outstanding shares of the Company after the merger. After the merger, the Company paid a 3 for 1 stock dividend and then, by prior agreement, redeemed 3 million post dividend shares held by the Company’s former CEO. After these transactions, the shareholders of BII held approximately 79% of the Common Stock outstanding. On February 25, 2004, the Company sold Stratabid.com Online to Derrek Wasson, the Company’s former CEO. On March 1, 2004, the Company changed its name from Stratabid.com, Inc. to Bodisen Biotech, Inc.

In March 2005 Bodisen Biotech Inc. formed a wholly-owned subsidiary by the name of “Yang Ling Bodisen Agricultural Technology Co., Ltd. (“Agricultural”). In June 2005, Agricultural completed a transaction with Yang Ling Bodisen Biology Science and Technology Development Company Limited (“Yang Ling”), Bodisen Biotech, Inc.’s operating subsidiary in China, which resulted in Agricultural owning 100% of Yang Ling.

The Group has developed the product line to over 60 items, and, the Directors believe, been successful in building the Bodisen brand name. The mandate of the government of the People’s Republic of China that farmers increase crop yields to decrease the nation’s dependence on food imports, together with the growing emphasis on the use of  “environmentally friendly” fertilizers, has also been a factor in the growth of the business of the Group.

Products

The Group manufactures over 60 products, which are broken down into 3 product line categories:

Organic compound fertilizer

These products are the Group’s leading product category, accounting for approximately 67% of Group turnover. Plants tend to easily absorb organic fertilizer without the side effects found in chemical fertilizer products, and this organic process strengthens photosynthesis, which improves the overall health of a plant in resisting drought and disease. The International Organization for Standardization (ISO 9001: 2000) has qualified Bodisen’s organic compound fertilizer products.
Organic fertilizers improve the cation exchange capacity, or “CEC” of soil which is its ability to hold positively charged ions (cations), making them available for uptake by the plant roots. This not only allows for improved uptake of nutrients by the plant but can also reduce leaching, which is of particular concern in sandy soil. Leaching moves nutrients away from the plant roots and into the subsurface water. Principal functions include:

• preserving nitrogen and improving soil fertility;

• allowing phosphorous and potash fertilizer to gradually dissolve;

• promoting disease resistance; and

• activating and maintaining soil moisture content.

Liquid fertilizers

These products account for approximately 19% of Group turnover. The early application of liquid fertilizers aids absorption of the key elements and nutrients of the fertilizer which may increase the rate of photosynthesis and improve the health of the plant making it more resistant to disease. The liquid fertilizer increases the plant’s yield and shortens the time to harvest whilst heightening the colour and lustre of fruit and vegetables.

Liquid fertilizer is sold to the farmer in a concentrated form and needs to be mixed by the farmer with water before spraying onto the plant. Since the liquid fertilizer is applied directly to the plant it is more easily absorbed.

Pesticides

These products account for approximately 14% of Group turnover. Bodisen’s pesticide products can be applied to all fruit trees and vegetable crops. They kill harmful insects that reduce overall crop yields.

Market information

Organic fertilizers are composed of natural nutritional elements that not only improve the quality and yield of the crops but also improve the soil quality; this in turn improves the yield. Organic compound fertilizer accelerates reproduction of soil microbes to improve soil quality through the decomposition of organic material and the improvement of the soil’s retention of nitrogen. Moreover, this application can activate dormant soil by increasing soil nitrates and moisture content that otherwise is not enhanced by traditional chemical fertilizers. This process controls the release of nutritional elements that enhances the quality, quantity and health of crops. To encourage farmers, of which there are 800 million in the People’s Republic of China, to remain on their land, the government recently eliminated the agriculture tax, which effectively increased farmers' disposable income by 20%. Although organic compound fertilizers are more expensive than chemical fertilizers, the Directors believe that the extra cost is justified by the increase of yield and quality and, consequently, the increased margin attained at the market.

Sales and Marketing

The Group’s products are sold directly to over 150 wholesalers in the People’s Republic of China, through written sales contracts.

The Bodisen brand has been marketed and promoted through trade fairs, conventions and the print media, and through television and radio advertising in the People’s Republic of China. Since the end-user for its products is the local farmer, educational seminars to promote products and organic fertilizers directly to farmers are extensively used. To capture a share of the market, free samples of the products are distributed to allow a trial period to take place, the results of which are made know to the surrounding area. The cost of this is not material and is typically offset by new sales in that test zone.

The primary tasks in respect of sales goals are to strengthen the home market in the Shaanxi province and to expand the market outside the Shaanxi province into new districts where the Group’s products are not well established.

It is our intention to increase marketing in regions where our products are not well known. In addition, promotion of the products through national newspapers in China explaining the advantages of the high-tech nature of its environmentally friendly product lines will be undertaken. In order to enter the untapped markets of western China, the Company will explore selling exclusive franchise opportunities to new wholesale agents.

Raw materials

There are numerous suppliers of raw materials in Shaanxi Province. To manufacture organic compound fertilizer Bodisen uses carbamide, ammonium, potassium chloride and zeolite powder. Carbamide, potassium chloride, bluestone, zinc sulfate, borax, citric acid and bitter salt, together with other materials are used to manufacture liquid fertilizer. Pesticides are manufactured using Mieduowie, zinc sulphur phosphor, emulsification agents, Dimethylbenzene, sulfur powder and Fumeishuang.

The Company has short-term material supplier contracts with its 19 major suppliers. Business with other suppliers is conducted on an order-by-order basis, a practice that is typical throughout the agrochemical industry in The People’s Republic of China. The Directors believe that the Group has very good relations with the agricultural supplier community.

Research and Development

The research and development team consists of four professionals, who perform administrative and ministerial functions. Much of the research is done in close cooperation with universities and research laboratories in the Yang Ling and Xian Metropolitan areas with related costs incurred by such universities and research laboratories and not by the Company. In 2005, the Company budgeted to spend U.S.$130,000 on research and development, the majority of which was dedicated to existing research programs. The following projects were commenced in 2004 and are currently scheduled for completion in 2006:

Pesticides projects

Project Ion is the study of copper, zinc and manganese ions in combination with silver ions to control and remove crop disease brought about by fungi. The objective is to determine whether the combination of these metal ions will prohibit the release of an intrusive enzyme from fungi that kills crops in China.

Project Fly is the development of a protein abstract from a common fly to develop bacteria-based pesticides, which may have a better effect on a plant’s resistance to insects. This project seeks to isolate a series of anti-bacteria peptides from the proteins of a common fly. This kind of anti-bacteria peptide could effectively control many pathogens which may prove more effective than the pesticides which are currently available.

Fertilizer projects

Project Amino Acid is a program that was developed to build a new compound fertilizer product, based on a proactive amino acid enzyme.

Project Build utilizes a technique for the manufacturing of organic compound fertilizer, which could enhance the quality of organic fertilizer products.

Intellectual property

The Group owns trademarks in the “Bodisen” name, which is used on all products. Bodisen is also a recognized trade name in the provinces in The People’s Republic of China in which the Group conducts business. Bodisen protects its proprietary technology and formulae by keeping such technology and formulae confidential. If such technology or formulae are disclosed to a third party that is not under an obligation of confidentiality or are accidentally disclosed, Bodisen may not be able to protect its technology against being exploited by third parties. The Directors believe this is adequate protection. The Company acquired rights for fluid and compound fertilizer technology from a third party. Most intellectual property was developed in-house or with various universities and research laboratories (which may not be owned by Bodisen). Only certain key executives of the Company have knowledge of such proprietary technology and formulae. The Directors believe that there are adequate systems in place to prevent disclosure of the proprietary technology and formulae. Since the Company does not hold patents for its products, the Company may not be in a position to adequately protect its intellectual property rights. See “Risk Factors” in Part I.

Government and Environmental Regulation

Bodisen’s products and services are subject to regulation by governmental agencies in the People’s Republic of China and Shaanxi Province. Business and company registrations, along with the products, are certified on a regular basis and must be in compliance with the laws and regulations of the state, local governments and industry agencies, which are controlled and monitored through the issuance of licenses. To date, the Group has been compliant with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies. As of the date of this document, all license fees and filings are current. These licenses obtained by the Group include:

National Certificate for Production of Industrial Products

The National Certificate for Production of Industrial Products for compounded fertilizers was issued by the National Industrial Products Production License Office on February 27, 2004. The National Certificate for Production of Industrial Products will be valid until February 26, 2009.

Certificate for pesticide registration

Pesticide registration is required for the production of liquid fertilizer and issued by Ministry of Agriculture, People’s Republic of China.

Production standard

The Company is registered with Bureau of Quality Controls and Technology, Shaanxi Provincial Government, Xi’an.

The cost of obtaining and maintaining these licenses is not prohibitive, and it is illegal to do business without these licenses. If the Group were to lose any of these licenses, it would only have a limited time to reapply for such licenses and would face possible regulatory fines. The Group is subject to relevant environmental laws and regulations that require outlay of capital and the obtaining of relevant permits in order to engage in business operations.

Competition

The Directors consider that the compound fertilizer industry in the People’s Republic of China is largely fragmented with most competitors operating small regional factories, serving local requirements. Most companies in this industry do not widely promote their products. Bodisen has not yet identified any competition in the Shaanxi province that operates in all three segments (compound, liquid and pesticide) of the organic fertilizer business. The Directors believe that the Company’s most significant Chinese competitor is Tian Bang Shaanxi and that the only international competitor company is DuPont.

Employees

As of March 17, 2006 we had a total of 543 employees of which approximately 6 are executive and senior managers, 80 are business and accounting staff, 10 are warehouse and purchasing staff, 12 are drivers or secretaries and the balance production workers. We have not experienced any work stoppages and we consider relations with our employees to be good. We are not a party to any collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY

The Group’s principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanxi province, People’s Republic of China, 712100 and the telephone number is +86-29-87074957. The Company owns two factories, which include three production lines, an office building, one warehouse, and two research laboratories which are located on 10,900 square meters of land. The rent for the office building is $121 a month from May 20, 2004 through May 20, 2005. The Group also leases a warehouse in Yang Ling near the site of its factories. This warehouse is 300 square meters in area. The rent of the warehouse is $194 a month from January 2005 through May 2005. The Group completed a new 609,840 square foot manufacturing facility on March 15, 2005 and in November 2005 the Company broke ground on a new facility, adjacent to the facility completed in March 2005, for production of a new product line. The Directors believe that its owned and leased property, along with the properties being developed in its current facility expansion plans, will be sufficient for its current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS

   From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None

PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the American Stock Exchnage under the symbol “BBC.” Prior to August 29, 2005, our common stock traded on the Over-the-Counter Bulletin Board under the symbol "BBOI." The following table sets forth the high and low bid prices of our Common Stock for the periods indicated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2005
	High*	Low*
1st Quarter	$6.30	$5.05
2nd Quarter	6.25	5.04
3rd Quarter	7.87	5.10
4th Quarter	15.94	6.12

	High*	Low*
1st Quarter	$13.90	$0.25
2nd Quarter	7.62	4.40
3rd Quarter	8.60	6.10
4th Quarter	7.31	5.60

As of March 24, 2006, there were approximately 896 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Issuances of Unregistered Securities.

On February 24, 2004, the Company issued 3.0 million shares of its Common Stock to the stockholders of Bodisen International, Inc., in connection with the acquisition of the Company’s current sole operating subsidiary, Yang Ling Bodisen Biology Science and Technology Development Company Limited. See Item 1, “Description of Business, Introduction and Background,” above. The sale was effective pursuant to a private placement under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See “Factors Which May Affect Future Results”). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which the Company operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

The Company is incorporated under the laws of the state of Delaware and its operating subsidiary, Yang Ling, is headquartered in the Shaanxi Province, the People’s Republic of China. The Group engages in the business of manufacturing and marketing organic fertilizers and pesticides in the People’s Republic of China. It produces numerous product lines, from pesticides to crop specific fertilizers. These products are then marketed and sold to over 150 wholesalers throughout the 20 provinces of the People’s Republic of China. The Group conducts research and development to further improve existing products and develop new formulae and products.

Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Group to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts receivable

The Group maintains reserves for potential credit losses on accounts receivable. It reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Group compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.

Property and equipment

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

Intangible assets

Intangible assets consist of rights to use land and proprietary technology rights to fertilizers. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill after July 1, 2002 is being evaluated in accordance with SFAS No. 142. The SFAS No. 142 is applicable to the financial statements of the Group beginning July 1, 2002.

Revenue recognition

The Group’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by the Group exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Group adopted the new fair value method. The Group uses the intrinsic value method prescribed by APB 25 and have opted for the disclosure provisions of SFAS No. 123.

Income taxes

The Group utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

According to the Provisional Regulations of the People’s Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Group have been approved by the local tax bureau and the Management Regulation of Yang Ling Agricultural High-Tech Industries Demonstration Zone. The Group is exempted from income tax in its first two years of operations.

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

Recent Accounting Pronouncements

In November 2004, the FASB has issued FASB Statement No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“FAS No. 151”). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

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

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company’s second quarter of fiscal 2005. The Company is in process of evaluating the impact of this pronouncements on its consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets.” The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non- monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, “Accounting In Certain Investments In Debt And Equity Securities.” EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Revenue. The Company generated revenues of $30,975,350 for the twelve months ended December 31, 2005, an increase of $14,749,454 or 90.9%, compared to $16,225,896 for the twelve months ended December 31, 2004. The growth in revenue was primarily attributable to the increase in our customer base as we continue to aggressively market our products and the growing awareness in the agricultural industry in the markets in which we do business of the efficacy of our products. The Bodisen brand name has become synonymous with proven higher crop yields. The completion of our new factory in early 2005 enabled us to meet the growing demand for all of our products.

Gross profit. The Company achieved a gross profit of $11,504,229 for the twelve months ended December 31, 2005, an increase of $4,932,298 or 75.1%, compared to $6,571,931 for the twelve months ended December 31, 2004. Gross margin, as a percentage of revenues, decreased from 40.5% for the twelve months ended December 31, 2004, to 37.1% for the twelve months ended December 31, 2005. The decrease in gross margin was primarily attributable to increased costs of raw materials, as well as an increase in the costs of shipping our products. The widespread increase in the cost of all raw materials in China lead us to seek the $5,000,000 short term note payable in December 2005, so that we could lock in raw materials prices at off season levels for 2006.

Operating expenses. The Company incurred operating expenses of $2,431,753 an increase of $908,403 or 59.6%, compared to $1,523,350 for the twelve months ended December 31, 2004. These operating expenses are related to increased sales and marketing costs related to the 90.9% increase in sales for 2005.
Aggregated selling expenses of $935,444 account for expenses related to costs associated with sales and marketing of the Company's products and with transportation of Company's products. As we continue to grow revenues, we are selling Bodisen products greater distances from our factories, leading to increased shipping costs, most notably on the compound fertilizer product which is sold in 50 kilogram (110 pounds) units. The increase in the cost of fuel experienced in the second, third and fourth quarters of 2005 has also had an effect on operating expenses. Operating expenses include general and administrative expenses of $1,496,309 for the twelve months ended December 31, 2005 and relate to cost of maintaining the company's facilities, salaries and research and development.

Net Income. Net income increased by 47.6% to $7,421,112, an increase of $2,393,709, from $5,027,403. Earnings per share (EPS) rose to $0.48 in 2005 from $0.33 in 2004. The increase was attributed to the growth in the demand for the Company's products as we enter new markets throughout China. This growth occurred as a result of management's discipline with respect to costs and attention to the bottom line despite a decrease in gross margins.

Liquidity and Capital Resources

As of December 31, 2005 Bodisen Biotech, Inc. had $6,276,897cash and cash equivalents on hand, compared to $2,121,811 cash and cash equivalents on hand as of December 31, 2004.

For December 31, 2005 accounts payable was $49,893, other payables were $18,773 and short term loans was $4,396,114, reflecting the $5,000,000 note issued December 8, 2005 and subsequently paid. Cash outflows for investing activities increased from $2,778,136 to $5,768,028 as a result of additions made to construction in progress, acquisitions of property and equipment and the purchase of marketable securities. The Company's accounts receivable for the year ended December 31, 2005, were $7,478,152. Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations.

On March 16, 2005, we completed a $3 million convertible debenture private placement through an institutional investor. We issued a one year 9% debenture convertible into shares of common stock by dividing the aggregate principal and accrued interest by a conversion price of $4.80; and three year warrants to purchase 187,500 shares of common stock at $4.80 per share, In connection with the placement a three year warrant was issued to purchase 40,000 shares of common stock at $6.88 per share. During the course of 2005 the note was fully converted to 657,402 shares of common stock. All of the warrants were exercised during December 2005 and January 2006. The net proceeds from this offering were used towards capital contribution of the registration of a wholly-owned Bodisen subsidiary by the name of Yang Ling Bodisen Agricultural Technology Co., Ltd.

On February 3, 2006, we entered into an agreement to sell 1,643,836 shares of our common stock at 730 pence (approximately $12.99). These shares are to be traded on the AIM Market of the London Stock Exchange. The resulting proceeds were approximately 12,000,000 British pounds sterling (approximately $21,360,000). The proceeds are intended for construction of two factories in the Northwest and Northeast of China, allowing us to greatly increase the geographical area in which we can sell our products by overcoming the logistical issues in selling and shipping our products over increasingly greater distances. In addition, proceeds will also be used to purchase raw materials and for general corporate purposes.

On March 15, 2006 we completed a financing of US$5,322,506 by issuing 380,179 restricted shares of common stock at $14.00 per share to private institutional investors in a private placement. These shares are to be traded on the AIM Market of the London Stock Exchange. The proceeds of this financing are to be used to repay the $5,000,000 short term note plus interest which we entered into on December 2005.

The majority of Bodisen Biotech, Inc. revenues and majority of the expenses in 2005 were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A devaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. Inflation has not had a material impact on our business.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bodisen Biotech, Inc. and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Bodisen Biotech, Inc.

We have audited the accompanying consolidated balance sheet of Bodisen Biotech, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bodisen Biotech, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
February 22, 2006

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005

December 31,
2005
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$6,276,897
Accounts receivable, net of allowance for doubtful accounts of $263,376	7,478,152
Other receivable	1,037,683
Inventory	1,180,007
Advances to suppliers	4,563,471
Prepaid expense	60,635
Other current assets	3,440

Total current assets	20,600,285

PROPERTY AND EQUIPMENT, net	4,887,841

CONSTRUCTION IN PROGRESS	1,872,945

MARKETABLE SECURITY	6,810,434

INTANGIBLE ASSETS	2,119,587

TOTAL ASSETS	$36,291,092

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable, net of discount of $603,886	$4,396,114
Accounts payable	49,893
Other payables	18,773
Accrued expenses	409,209

Total current liabilities	4,873,989

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued
Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 16,120,902	1,613
Additional paid-in capital	12,082,793
Other comprehensive income	4,531,009
Statutory reserve	2,366,931
Retained earnings	12,434,757
Total stockholders' equity	31,417,103

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,291,092

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Years Ended December 31,
	2005	2004

Net Revenue	$30,975,350	$16,225,896

Cost of Revenue	19,471,121	9,653,965

Gross profit	11,504,229	6,571,931

Operating expenses
Selling expenses	935,444	615,549
General and administrative expenses	1,496,309	907,801
Total operating expenses	2,431,753	1,523,350

Income from operations	9,072,476	5,048,581

Non-operating income (expense):
Other income (expense)	137,870	7,623
Interest income	(121,410)	45,338
Interest expense	(1,667,824)	(74,139)

Total non-operating income (expense)	(1,651,364)	(21,178)

Net income	$7,421,112	$5,027,403

Other comprehensive income
Foreign currency translation gain	519,066	68,855
Unrealized gain on marketable equity security	3,943,088	—

Comprehensive Income	$11,883,266	$5,096,258

Weighted average shares outstanding :
Basic	15,427,494	15,268,000
Diluted	15,589,336	15,328,356

Earnings per share:
Basic	$0.48	$0.33
Diluted	$0.48	$0.33

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Income	Statutory Reserve	Retained Earnings	Total Stockholders' Equity
Balance January 1, 2004	15,268,000	$1,527	$5,991,823	$—	$263,794	$2,089,379	$8,346,523

Cumulative translation adjustment				68,855			68,855

Net loss for the year ended December 31, 2004						5,027,403	5,027,403

Transfer to statutory reserve					754,111	(754,111)	—

Balance December 31, 2004	15,268,000	1,527	5,991,823	68,855	1,017,905	6,362,671	13,442,781

Conversion of convertible debenture and interest to common stock	657,402	66	3,155,498				3,155,564

Exercise of warrants for cash	195,500	20	955,020				955,040

Value of beneficial conversion feature in connection with $3 million convertible note			803,381				803,381

Value of warrants issued in connection with $3 million convertible note			365,881				365,881

Value of warrants issued in connection with $5 million note payable			811,190				811,190

Change in foreign currency translation gain				519,066			519,066

Change in unrealized gain on marketable equity security				3,943,088			3,943,088

Net Income for the year ended December 31, 2005						7,421,112	7,421,112

Transfer to statutory reserve					1,349,026	(1,349,026)	—

Balance December 31, 2005	16,120,902	$1,613	$12,082,793	$4,531,009	$2,366,931	$12,434,757	$31,417,103

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Years Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,421,112	$5,027,403
Adjustments to reconcile net income to net cash provided in operating activities:
Depreciation and amortization	324,638	302,803
Common stock issued for interest expense	155,564	—
Amortization of debt discounts	1,376,566	—
(Increase) / decrease in assets:
Accounts receivable	(2,333,365)	(3,166,143)
Other receivable	(987,322)
Inventory	(388,251)	51,612
Advances to suppliers	(3,732,975)	1,178,306
Prepaid expense	(45,290)
Other assets	(3,388)	(48,736)
Increase / (decrease) in current liabilities:
Accounts payable	(63,927)	(1,521,819)
Unearned revenue	—	(15,888)
Other payables	(11,716)	(35,350)
Accrued expenses	111,369	196,031

Net cash provided by operating activities	1,823,015	1,968,219

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of loan receivable	—	(968,000)
Payment on loan receivable	976,368	—
Acquisition of property and equipment	(3,642,530)	(435,814)
Additions to construction in progress	(234,520)	(1,374,322)
Purchase of marketable security	(2,867,346)	—

Net cash used in investing activities	(5,768,028)	(2,778,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(976,368)	(111,900)
Loans made to officers	(2,383,217)	—
Repayments of loans to officers	2,383,217	—
Proceeds from issuance of convertible note	3,000,000	—
Proceeds from issuance of note payable	5,000,000	—
Proceeds from the exercise of warrants	955,040	—

Net cash provided by (used in) financing activities	7,978,672	(111,900)

Effect of exchange rate changes on cash and cash equivalents	121,427	68,855

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	4,155,086	(852,962)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,121,811	2,974,773

CASH & CASH EQUIVALENTS, ENDING BALANCE	$6,276,897	$2,121,811

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$68,144	$60,231
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Yang Ling Bodisen Biology Science and Technology Development Company Limited (“BBST”) was founded in the People’s Republic of China on August 31, 2001. BBST, located in Yang Ling Agricultural High-Tech Industries Demonstration Zone, is primarily engaged in developing, manufacturing and selling pesticides and compound organic fertilizers in the People’s Republic of China. Bodisen International, Inc. (“BII”) is a Delaware Corporation, incorporated on November 19, 2003. BII was a non-operative holding company of BBST. On December 15, 2003, BII entered in to an agreement with all the stockholders of BBST to exchange all of the outstanding stock of BII for all the issued and outstanding stock of BBST. After the consummation of the agreement, the former stockholders of BBST own 1,500 shares of common stock of BII, which represent 100% of BII’s issued and outstanding shares. For U.S. Federal income tax purpose, the transaction is intended to be qualified as a tax-free transaction under section 351 of the Internal Revenue Code of 1986, as amended.

The exchange of shares with BBST has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of the BBST obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of BBST, with BBST being treated as the continuing entity. The historical financial statements presented are those of BBST. The continuing company has retained December 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

On February 24, 2004, BII consummated a merger agreement with Stratabid.com, Inc. (“Stratabid”), a Delaware corporation, to exchange 12,000,000 shares of Stratabid to the stockholders of BII, in which BII merged into Bodisen Holdings, Inc. (BHI), an acquisition subsidiary of Stratabid, with BHI being the surviving entity. As a part of the merger, Stratabid cancelled 3,000,000 shares of its issued and outstanding stock owned by its former president and declared a stock dividend of three shares on each share of its common stock outstanding for all stockholders on record as of February 27, 2004.

Stratabid was incorporated in the State of Delaware on January 14, 2000 and before the merger, was a start- up stage Internet based commercial mortgage origination business based in Vancouver, BC, Canada.
The exchange of shares with Stratabid has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of BII obtained control of Stratabid. On March 1, 2004, Stratabid was renamed Bodisen Biotech, Inc. (the “Company”). Accordingly, the merger of the two companies has been recorded as a recapitalization of the Company, with the Company being treated as the continuing entity. The financial statements of legal acquirer are not significant; therefore, no pro forma financial information is submitted.

In March 2005, Bodisen Biotech Inc. completed a $3 million convertible debenture private placement through an institutional investor. Approximately $651,000 in expenses relating to this private placement has been amortized over the term of the convertible debenture. The net proceeds from this offering were sent to China towards capital contribution of the registration of a wholly-owned Bodisen subsidiary by the name of “Yang Ling Bodisen Agricultural Technology Co., Ltd. (“Agricultural”). In June 2005, Agricultural completed a transaction with Yang Ling Bodisen Biology Science and Technology Development Company Limited (“Yang Ling”), Bodisen Biotech, Inc.’s operating subsidiary in China, which resulted in Agricultural owning 100% of Yang Ling.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

As of December 31, 2005 and 2004, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income

Note 2 - Summary of Significant Accounting Policies

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $263,376 as at December 31, 2005.

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $4,563,471 at December 31, 2005.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

Loan Receivable

On December 8, 2004, the Company entered in to an agreement to loan $968,000 to an unrelated party. The loan was unsecured, payable by December 7, 2005 and carried an interest rate of 8.7% per annum. The amount was repaid in full by the due date.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

At December 31, 2005, the following are the details of the property and equipment:

Operating equipment	$923,688
Vehicles	362,780
Office equipment	63,403
Buildings	4,142,129
5,492,000
Less accumulated depreciation	(604,159)
$4,887,841

Depreciation expense for the years ended December 31, 2005 and 2004 was $193,634 and $172,622, respectively.

On December 31, 2005, the Company has “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $1,872,945.

Marketable Securities

Marketable securities consist of 2,063,768 shares of China Natural Gas, Inc. (traded on the OTCBB: CHNG). This investment is classified as available-for-sale as the Company plans to hold this investment for the long-term. This investment is reported at fair value with unrealized gains and losses included in other comprehensive income. The fair value is determined by using the securities quoted market price as obtained from stock exchanges on which the security trades.

Investment income, principally dividends, is recorded when earned. Realized capital gains and losses are calculated based on the cost of securities sold, which is determined by the "identified cost" method.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2005 there were no significant impairments of its long-lived assets.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2005 and 2004 were insignificant.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

According to the Provisional Regulations of the People’s Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company had been approved by the local tax bureau and the Yang Ling Agricultural High-Tech Industries Demonstration Zone. The Company is exempted from income tax through October 2007.

In March 2005, Bodisen Biotech Inc. formed a new 100% wholly-owned subsidiary named Yang Ling Bodisen Agricultural Technology Co., Ltd. (“Agricultural”) in China. Under Chinese law, a newly formed wholly owned subsidiary of a foreign company enjoys an income tax exemption for the first two years and a 50% reduction of normal income tax rates for the following 3 years. In order to extend such tax benefits, in June 2005, Agricultural completed a transaction with Yang Ling Bodisen Biology Science and Technology Development Company Limited (“Yang Ling”, Bodisen Biotech, Inc.’s operating subsidiary in China), which resulted in Agricultural owning 100% of Yang Ling.

If the Company had not been exempt from paying income taxes during the years ended December 31, 2005 and 2004, income tax expense would have been approximately $2,859,000 and $1,659,000, respectively, and earnings per share would have been reduced by $0.19 and $0.11, respectively.

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $587,921 at December 31, 2005 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the years ended December 31, 2005 and 2004, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $519,066 and $68,855, respectively.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People’s Republic of China. All of the Company’s assets are located in People’s Republic of China.

Recent Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

Note 3 - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc., its 100% wholly-owned subsidiary Bodisen Holdings, Inc. (“BHI”), BHI’s 100% wholly- owned subsidiary Yang Ling Bodisen Biology Science and Technology Development Company Limited, and a 100% wholly-owned subsidiary, incorporated in March 2005, named Yang Ling Bodisen Agricultural Technology Co., Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 4 - Advances to officers

During the six month period ending June 30, 2005, the Company advanced $2,383,217 to 4 officers as a short term loan. Said loan was interest free, unsecured, and payable upon demand. These loans were repaid during the quarter ended September 30, 2005.

Note 5 - Marketable Security

During the year ended December 31, 2005, the Company purchased 2,063,768 shares of China Natural Gas, Inc. (traded on the OTCBB: CHNG) for $2,867,346. At December 31, 2005, the fair value of this investment was $6,810,434 which resulted in an unrealized gain of $3,943,088 which is included in other comprehensive income. At December 31, 2005, this represented a 10.2% interest in China Natural Gas, Inc.

Note 6 - Intangible Assets

Net intangible assets at December 31, 2005 were as follows:

Rights to use land	$1,693,833
Fertilizers proprietary technology rights	991,304
2,685,137
Less Accumulated amortization	(565,550)
$2,119,587

The Company’s office and manufacturing site is located in Yang Ling Agricultural High-Tech Industries Demonstration Zone in the province of Shanxi, People’s Republic of China. The Company leases land per a real estate contract with the government of People’s Republic of China for a period from November 2001 through November 2051. Per the People’s Republic of China’s governmental regulations, the Government owns all land.

During July 2003, the Company leased another parcel of land per a real estate contract with the government of the People’s Republic of China for a period from July 2003 through June 2053.

The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years. The “Rights to use land” is being amortized over a 50 year period.

The Company acquired Fluid and Compound Fertilizers proprietary technology rights with a life ending December 31, 2011. The Company is amortizing Fertilizers proprietary technology rights over a period of ten years.

Amortization expense for the Company’s intangible assets for the years ended December 31, 2005 and 2004 amounted to $131,004 and $130,181, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be: 2006-$130,000, 2007-$130,000, 2008-$130,000, 2009-$130,000 and 2010-$130,000.

Note 7 - Short-Term Loans

At December 31, 2004, the Company had three short-term notes payable outstanding that totaled $980,100. During the year ended December 31, 2005, all three notes were repaid in full.

Note 8 - Note Payable

On December 8, 2005, the Company issued a $5,000,000 note payable to Amaranth Partners LLC that accrues interest at 9% per annum and is due on March 8, 2006. In connection with this note payable agreement, the Company also issued to Amaranth Partners LLC a warrant to purchase 133,333 shares of the Company common stock for $7.50 per shares. The Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this note payable. The estimated value of the warrants of $968,282 was determined using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 31%. The face amount of the note payable of $5,000,000 was proportionately allocated to the note payable and the warrant in the amount of $4,188,810 and $811,190, respectively. The amount allocated to the warrants of $811,190 was recorded as a discount on the note payable and will be amortized over the year life of the note payable. For the year ended December 31, 2005 $207,304 has been amortized to interest expense, due to the passage of time. The unamortized discount at December 31, 2005 amounted to $603,886.

Note 9 - Convertible Debenture

On March 16, 2005, the Company completed a private placement offering. The Company received $3,000,000 and issued a one year 9% debenture convertible into shares of common stock by dividing the aggregate principal and accrued interest by a conversion price of $4.80; and three year warrants to purchase 187,500 shares of common stock at $4.80 per share and three year warrants to purchase 40,000 shares of common stock at $6.88 per share.

This debenture was considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. The Company allocated the proceeds of the debt between the warrant and the debt based on relative fair values which amounted to $365,881 and $2,634,119. The beneficial conversion feature of $803,381 was recorded separately based on the intrinsic value method per EITF 00-27. During the year ended December 31, 2005, the entire $3,000,000 convertible debenture and $155,564 of accrued interest were converted into 657,402 shares of the Company’s common stock. In addition, since the entire principal balance of the convertible debenture was converted into common stock, the entire debt discount of $1,169,262 was amortized to interest expense.

Note 10 - Stockholders’ Equity

On February 24, 2004, BII entered into a merger agreement with Stratabid.com, Inc. (Stratabid) to exchange 12,000,000 shares of Stratabid to the stockholders of BII (Note 18). As a part of the merger, Stratabid cancelled 3,000,000 shares of its issued and outstanding stock owned by a majority stockholder and declared a stock dividend of three shares on each share of its common stock outstanding for all stockholders on record as of February 27, 2004, after the merger agreement.

During the year ended December 31, 2005, the Company issued 657,402 share of common stock in connection with the conversion of a $3,000,000 convertible debenture and $155,564 of accrued interest. In addition, the Company also issued 195,500 shares of common stock upon the exercise of warrants and received proceeds of $955,040.

Note 11 - Stock Options and Warrants

Stock Options

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock Based Compensation- Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies’ interim reporting period ending January 31, 2003.

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

Pursuant to the Stock Option Plan, during the year ended December 31, 2004, the Company granted 110,000 stock options to two directors (55,000 options each), of which 100,000 stock options was granted on June 4, 2004 and the balance of the 10,000 was granted on December 28, 2004.

On the first 100,000 stock options granted, 50,000 stock options vested immediately and 50,000 stock options became vested over 8 equal quarterly installments, with the first installment vesting at the end of the second quarter of 2004. The 10,000 stock options granted on December 28, 2004 vested on December 31, 2004.

The option exercise price was $5 for the first 100,000 stock options which was the same as fair value of the shares at the time of granting of the options. The option exercise price was $5.80 for the second 10,000 stock options which was the same as fair value of the shares at the time of granting of the options.

On October 4, 2005, the Company granted 26,000 stock options to two directors (13,000 options each). 20,000 stock options vested immediately and the remaining 6,000 stock options became vested over the next three months. The option exercise price was $6.72 which was the same as fair value of the shares at the time of granting of the options.

Following is a summary of the stock option activity:

Outstanding, December 31, 2003	—
Granted	110,000
Forfeited	—
Exercised	—
Outstanding, December 31, 2004	110,000
Granted	26,000
Forfeited	—
Exercised	—
Outstanding, December 31, 2005	136,000

Following is a summary of the status of options outstanding at December 31, 2005:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$5.00	100,000	3.42	$5.00	93,750	$5.00
$5.80	10,000	3.99	$5.80	10,000	$5.80
$6.72	26,000	4.76	$6.72	24,000	$6.72

For options granted during the year ended December 31, 2005, the weighted-average fair value of such options was $3.76.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	4.0%
Expected life of the options	5.00 years
Expected volatility	62%
Expected dividend yield	0

For options granted during the year ended December 31, 2004, the weighted-average fair value of such options was $1.92.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:
First 100,000 stock options granted on June 4, 2004:

Risk-free interest rate	4.0%
Expected life of the options	5.00 years
Expected volatility	35%
Expected dividend yield	0

Second 10,000 stock options granted on December 28, 2004

Risk-free interest rate	4.0%
Expected life of the options	5.00 years
Expected volatility	40%
Expected dividend yield	0

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company’s net earnings per share would have been adjusted to the pro forma amounts for the years ended December 31, 2004 as follow ($ in thousands, except per share amounts):

	2005	2004
Net income:
As reported	$7,421,112	$5,027,403
Stock-Based employee compensation expense included in reported net income, net of tax	—	—
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(106,000)	(153,000)
Pro forma	$7,315,112	$4,874,403
Basic earnings per share:
As reported	$0.48	$0.33
Pro forma	$0.47	$0.32
Diluted earnings per share:
As reported	$0.48	$0.33
Pro forma	$0.47	$0.32

Warrants

Following is a summary of the warrant activity:

Outstanding, December 31, 2004	—
Granted	360,833
Forfeited	—
Exercised	195,500
Outstanding, December 31, 2005	165,333

Following is a summary of the status of warrants outstanding at December 31, 2005:

Outstanding Warrants			Exercisable Warrants

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$6.88	32,000	2.21	$6.88	32,000	$6.88
$7.50	133,333	4.94	$7.50	133,333	$7.50

Note 12 - Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

Note 13 - Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan. The total expense for the above plan $82,705 and $80,761 for the years ended December 31, 2005 and 2004, respectively. The Company has recorded welfare payable of $260,071 at December 31, 2005 which is included in accrued expenses in the accompanying consolidated balance sheet.

Note 14 - Statutory Common Welfare Fund

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

ii.
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

iii.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2005 and 2004. The amount included in the statutory reserve for the years ended December 31, 2005 and 2004 amounted to $449,675 and $251,370, respectively.

Note 15 - Statutory Reserve

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $899,351 and $502,741 as statutory reserve for the years ended December 31, 2005 and 2004, respectively.

Note 16 - Factory Location and Lease Commitments

BBST’s principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanzi province, People’s Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. The rent of the office building is $121 a month from May 20, 2004 through May 20, 2005. BBST also leases warehouses in Yang Ling near the site of Bodisen’s factories. The rent of the warehouses is $194 a month from January 2005 through May 2005. Total future commitment through June 30, 2005 amounts to $1,573.

The Company has committed to pay $18,150 to an advertising agency for an advertising campaign, by October 2006.

Note 17 - Earnings Per Share

Earnings per share for years ended December 31, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	Year Ended December 31,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share

Basic earnings per share

Net income	$7,421,112			$5,027,403

Weighed shares outstanding		15,427,494			15,268,000

			$0.48			$0.33

Diluted earnings per share

Net income	$7,421,112			$5,027,403

Weighed shares outstanding		15,427,494			15,268,000
Effect of dilutive securities
Options		83,663			60,356
Warrants		78,179			—
		15,589,336			15,328,356

			$0.48			$0.33

 Note 18 - Merger Agreement

On February 11, 2004, Stratabid entered into an Agreement and Plan of Merger with Bodisen Acquisition Corp., a Delaware corporation (“BAC”) wholly-owned by Stratabid, Bodisen International, Inc., a Delaware corporation (“BII”) and the stockholders of BII. BII has one 100% wholly-owned subsidiary in Shaanxi, China, Yang Ling Bodisen Biology Science and Technology Development Company Limited (“BBST”). Under the terms of the agreement, BAC acquired 100% of BII’s stock in exchange for the issuance by Stratabid of three million shares of its common stock to the holders of BII. The new shares constitute approximately 79% of the outstanding shares of Stratabid, which changed its name to Bodisen Biotech, Inc. (the “Company”). The Agreement and Plan of Merger was closed on February 24, 2004.

BII’s Chairman of the Board was appointed the Company’s Chief Executive Officer.

At the Effective Time, by virtue of the Merger and without any action on the part of the BAC, BII or the BII Stockholders, the shares of capital stock of each of BII and the BAC were converted as follows:

i.
Capital Stock of the BAC. Each issued and outstanding share of the BAC’s capital stock continued to be issued and outstanding and was converted into one share of validly issued, fully paid, and non- assessable common stock of the Surviving Company (Bodisen Holdings, Inc.). Each stock certificate of the BAC evidencing ownership of any such shares continued to evidence ownership of such shares of capital stock of the Surviving Company.

ii.
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

iii.
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

 Note 19 - Current Vulnerability Due to Certain Concentrations

Four vendors provided 29.9%, 22.4%, 11.6% and 11.2% of the Company’s raw materials for the year ended December 31, 2005 and four vendors provided 25.9%, 19.9%, 14.0% and 10.0% of the Company’s raw materials for the year ended December 31, 2004. The payable balance for these parties amounted to $0 at December 31, 2005.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

 Note 20 - Reclassifications

Certain prior period amounts have been reclassified to conform to the year ended December 31, 2005 presentation.

Note 21 - Subsequent Events (Unaudited)

On February 3, 2006, the Company entered into a placing agreement (the "Placing Agreement") with Charles Stanley Securities ("Charles Stanley”) relating to the sale of up to 1,643,836 shares of the Company's common stock. Pursuant to the Placing Agreement, Charles Stanley has agreed to use its reasonable effort to sell all such shares of common stock at a price of 730 pence (approximately US$12.99) per share, resulting in gross proceeds of approximately 12 million British pounds sterling (approximately US$21,360,000).

In connection with the placement, the Company's shares would be admitted to trading on the AIM Market of the London Stock Exchange. The Company's shares will continue to be listed on the American Stock Exchange.

On March 15, 2006, the Company completed financing of $5,322,506 by issuing 380,179 restricted shares of common stock of the Company at $14.00 per share to institutional investors in a private placement pursuant to Regulation S. Issuance of these new shares are subject to approval by the American Stock Exchange and admission to the London AIM market. The Company has obtained approval of the American Stock Exchange. The proceeds from this financing will be used to fulfill repayment obligations of a $5 million short term note that the Company entered in December 2005 which was used to fund raw materials purchases

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position
Wang Qiong	41	Chairman and Chief Executive Officer
Bo Chen	48	Executive Director and President
Patrick McManus	51	Director
David Gatton	52	Director
Weirui Wan	64	Director
Wang Chunsheng	42	Chief Operating Officer
Yiliang Lai	40	Chief Financial Officer

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Wang Qiong, Chairman and Chief Executive Officer of Bodisen and Yang Ling - Mrs. Wang Qiong has served as the Chairman of the Board of Bodisen since the merger of BHI and BII and she has been on the board of Yang Ling since Yang Ling was founded in August 2001. Mrs. Wang Qiong has over 10 years experience in the fertilizer and chemical industry. From 1997 to May 2001, she was the Chief Executive Officer and President of Shaanxi Bodisen Chemical Co., Ltd., which changed its name to Bodisen International, Inc. on August 31, 2001. From May 1996 to December 1997, she was the President of Yang Ling Kangyuan Agricultural Chemical Company, a company dedicated to the research and development of agricultural products. Mrs. Wang Qiong graduated from North-West Agronomy College, with a Bachelor of Science degree in 1986.

Bo Chen, Director and President of Bodisen and Yang Ling - Mr. Chen, the President of Bodisen, is one of its original founders and stockholders. From August 1997 to August 2001, Mr. Bo Chen was Chief Operations Officer and Chief Technology Officer of Shaanxi Bodisen Chemical Co., Ltd. From July 1994 to December 1997, he was the Chief Executive Officer and President of Yang Ling Shikanglu Chemurgical Technology Development Co., Ltd. Mr. Chen currently sits on the Board of Directors of China Natural Gas, Inc. Mr. Chen received his Bachelor of Science degree from Shaanxi Normal College in July 1984.

Patrick McManus, Director of Bodisen - Mr. Patrick McManus, CPA, J.D joined Bodisen’s Board of Directors on May 1, 2004 as an independent board member. Mr. McManus brings over 25 years of experience in business, finance and law to Bodisen. He was elected Mayor of the City of Lynn, Massachusetts in 1992 and served in this position until his retirement to the private practice of law and accounting in 2002. While serving the City of Lynn as its Mayor, he was elected a member and trustee of the Executive Committee of the U.S. Conference of Mayors (USCM) with responsibility for developing policy for the USCM. He also served as the Chairman of the USCM Science and Technology Subcommittee, the Urban Water Council, and the USCM Audit Committee. Mayor McManus started his career in business with the General Electric Company in 1979, and was a Professor of Business and Finance at Salem State College in Massachusetts. Mayor McManus is an expert on China. He was instrumental in establishing a close alliance as well as coordinating a regular exchange of visits by members of the U.S. Conference of Mayors and the China Association of Mayors. Mr. McManus has been a Certified Public Accountant since 1985. Mr. McManus received his Juris Doctorate from Boston College Law School and an MBA from Suffolk University

David Gatton, Director of Bodisen - Mr. Gatton joined Bodisen’s Board of Directors on May 1, 2004 as an independent board member. Since 1985 Mr. Gatton has served as the Chairman and President of Development Initiatives, Inc, a Washington, DC-based government relations firm specializing in urban affairs, business development and marketing, serving a variety of public and private clients. Mr. Gatton advises cities, organizations, and companies on business development strategies, public/private partnerships and marketing initiatives. He has advised various organizations on tax reform, economic development initiatives and a variety of environmental laws, including the reauthorization of the following Acts of the United States: the Clean Water Act, the Safe Drinking Water Act, the Resource Conservation and Recovery Act, Superfund and the Clean Air Act. Some of Mr. Gatton’s major accomplishments include: development of U.S. Sino Memorandum of Cooperation between U.S. and China Association of Mayors, development of a national brownfield redevelopment initiative, development of several multifamily low- and moderate-income housing developments, business development strategies for various private firms, and assistance in development of economic development projects for numerous cities. Mr. Gatton holds a B.A. from Cornell College, and a Master’s degree from Harvard University.

Weirui Wan, Director of Bodisen - Mr. Weirui Wan joined Bodisen’s Board of Directors on May 1, 2004 as an independent board member. Mr. Wan has over 40 years of experience in management and leadership positions in the agricultural sector in China. He started his career in 1967 as an agricultural scientist at the Chinese Academy of Water and Soil Preservation, China’s leading government agency on soil and agricultural studies. In 1984, Mr. Wan was appointed the position of Deputy Director of the Chinese Academy of Water and Soil Preservation. In 1997, Mr. Wan moved to the city of Yang Ling and was appointed Deputy Governor of the Yang Ling Agricultural High-Tech Industries Demonstration Zone and was in charge of building the zone into the agricultural hub of China. Mr. Wan retired as Deputy Governor in 2001 and is currently on the Advisory Board of Yang Ling Agricultural High-Tech Industries Demonstration Zone. Mr. Wan graduated from Beijing University of Agriculture in 1967 with a Bachelor’s degree in Agriculture.

Wang Chunsheng, Chief Operating Officer of Bodisen, Executive Vice President and Chief Operating Officer of Yang Ling - Mr. Wang Chunsheng, joined Bodisen in September 2001 as Chief Operations Officer. From September 1999 to August 2001, Mr. Wang Chunsheng was Vice General Manager of the Shaanxi Bodisen Chemical Co. Ltd. responsible for sales and marketing. From January 1997 to July 1999, he held a position as Senior Sales Manager with the Yang Ling Kangyuan Agricultural Chemical Company. Mr. Wang Chunsheng holds agronomist certification.

Yiliang Lai, Chief Financial Officer of Bodisen and Yang Ling - On November 1, 2005, the Company promoted Yiliang Lai to the position of Chief Financial Officer. Mr Lai joined the Company as a financial controller in March 2005. Mr Lai has extensive experience in accounting and auditing matters. He started his career as an accountant at China Shipping in 1986 and in 1999 he joined the CPA firm ShenZhen CaiXin as an auditor. In 2001, Mr Lai joined Shaanxi Kaida Limited as head of accounting and in 2002 he joined Xi’an Hongsheng Biotech as Chief Financial Officer. Mr Lai is a Certified Public Accountant in China as well as a Certified Auditor.

Board of Directors

Our Directors are elected by the vote of a plurality in interest of the holders of our voting stock and hold office for a term of one year and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by the Board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more then 10 percent of the Company's Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates. In light of the fact that the Company only became obligated for the filing of reports in compliance with Section 16(a) of the Securities Exchange Act of 1934 in the middle of the fiscal year, do to an inadvertent oversight, there was a failure of all officers, directors and greater than 10 percent stockholders of the Company to comply with Section 16(a) filing requirements. However, this oversight is currently being addressed to rectify the problem.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all officers, directors and employees of the Company.

 ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

Long Term Compensation
	Annual Compensation				Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Compensation ($)	Securities Under- Lying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Wang Qiong, Chief Executive Officer and Chairman	2005 2004 2003	31,450 23,220 4,400	-0- -0- -0-	-0- -0- -0-	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

Derek Wasson, Former Chief Executive Officer	2005 2004 2003	-0- -0- -0-	-0- -0- -0-	-0- -0- 32,694 (1)	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

(1)	Represents consulting fees paid.

Equity Compensation Plan Information

There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 31, 2005.

Employment Agreements

There are currently no employment agreements between the Company and any of its named executive officers.

Option Grants During 2005 Fiscal Year

The following table provides information related to options granted to the named executive officers during the 2005 fiscal year. The Company does not have any outstanding stock appreciation rights.

Name	No. of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ( $/Sh)	Expiration Date
David Gatton	13,000	50%	$6.72	October 4, 2010
Patrick McManus	13,000	50%	$6.72	October 4, 2010

Aggregated Option Exercises During 2005 Fiscal Year and Fiscal Year-End Option Values

The following table provides information related to employee options exercised by the named executive officers during the 2005 fiscal year and number and value of such options held at fiscal year-end.

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options at Fiscal Year- End (#)		Value of Unexercised In-the-Money Options at Fiscal Year- End ($) (1)
Name	on Exercise (#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
David Gatton	N/A	N/A	63,875	4,125	550,235	35,405
Patrick McManus	N/A	N/A	63,875	4,125	550,235	35,405

(1)	Based on the closing price of $14.00, at December 30, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 24, 2006 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)
Wang Qiong	3,748,780	20.6%
Bo Chen	3,584,096	19.7%
Patrick McManus	68,000	*
David Gatton	68,000	*
Weirui Wan	0	*
Wang Chunsheng	0	*
Yiliang Lai.	0	*
All officers and directors as a group (7 persons)	7,462,626	40.8%
*Less than 1%.

(1)
Except as otherwise indicated, the address of each beneficial owner is c/o Bodisen Biotech, Inc., North Part of Xinquia Road, Yang Ling AG, High-Tech Industries Demonstration Zone, Yang Ling, China 712100

(2)
Applicable percentage ownership is based on 18,176,917 shares of common stock outstanding as of March 24, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of March 24, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 24, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	136,000	$5.39	864,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	136,000	$5.39	864,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Company’s Form SB-2 filed September 3, 2002).
3.2	Amendment to Certificate of Incorporation (incorporated by reference to Company’s Form 10-KSB filed March 30, 2004).
3.3	By-Laws (incorporated by reference to Company’s Form SB-2 filed September 3, 2002).
10.1	Loan Agreement, dated as of September 28, 2003, between the Company and Xianyang City Commercial Bank. (incorporated by reference to Company’s Form 10-KSB filed March 30, 2004).
10.2	Bodisen Biotech, Inc. 2004 Stock Option Plan (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005).
10.3	Form of Bodisen Biotech, Inc. Nonstatutory Stock Option Agreement (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005).
21.1	Schedule of Subsidiaries (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $0, and $40,500, respectively.

Audit Related Fees. We incurred fees to auditors of $15,000 and $0, respectively, for audit related fees during the fiscal years ended December 31, 2005 and 2004.

Tax Fees. We incurred no fees to auditors for tax compliance, tax advice and tax compliance services during the fiscal years ended December 31, 2005 and 2004.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bodisen Biotech, Inc.

By:	/s/ Wang Qiong
Wang Qiong Chief Executive Officer (Principal Executive Officer)

By:	/s/ Yiliang Lai
Yiliang Lai Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Wang Qiong	Chairman and Chief Executive Officer	March 28, 2006
Wang Qiong

/s/ Yiliang Lai	Chief Financial Officer	March 28, 2006
Yiliang Lai

/s/ Bo Chen	President and Director	March 28, 2006
Bo Chen

/s/ Patrick McManus	Director	March 28, 2006
Patrick McManus

/s/ David Gatton	Director	March 28, 2006
David Gatton

/s/ Weirui Wan	Director	March 28, 2006
Weirui Wan