Form 10QSB
period 2006-03-31
BODISEN BIOTECH, INC
filed 2006-05-09
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

001-32616
(Commission file number)

BODISEN BIOTECH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0381367
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

North Part of Xinquia Road, Yang Ling AG
High-Tech Industries Demonstration Zone
Yang Ling, China 712100
(Address of principal executive offices)

86-29-870749
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2006 - 18,176,917 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

BODISEN BIOTECH, INC.

.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2006

March 31,
2006
ASSETS
(unaudited)
CURRENT ASSETS:
Cash & cash equivalents	$26,085,746
Accounts receivable, net of allowance for doubtful accounts of $398,509	11,848,040
Other receivable	1,058,775
Inventory	1,377,426
Advances to suppliers	3,021,216
Prepaid expense	60,961
Other current assets	2,770

Total current assets	43,454,934

PROPERTY AND EQUIPMENT, net	4,894,079

CONSTRUCTION IN PROGRESS	2,236,125

MARKETABLE SECURITY	9,101,217

INTANGIBLE ASSETS	2,100,175

TOTAL ASSETS	$61,786,530

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$777,648
Other payables	3,408,113
Accrued expenses	473,253

Total current liabilities	4,659,014

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued
Common stock, $0.0001 per share; authorized 30,000,000 shares;
issued and outstanding 18,176,917	1,818
Additional paid-in capital	32,860,075
Other comprehensive income	6,781,292
Statutory reserve	2,892,854
Retained earnings	14,591,477
Total stockholders' equity	57,127,516

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,786,530

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)

Net Revenue	$10,535,360	$4,701,675

Cost of Revenue	6,299,121	3,047,498

Gross profit	4,236,239	1,654,177

Operating expenses
Selling expenses	474,174	148,140
General and administrative expenses	304,224	278,470
Total operating expenses	778,398	426,610

Income from operations	3,457,841	1,227,567

Non-operating income (expense):
Other income (expense)	(124,541)	(416,703)
Interest income	28,063	—
Interest expense	(678,720)	(14,131)

Total non-operating income (expense)	(775,198)	(430,834)

Net income	$2,682,643	$796,733

Other comprehensive income
Foreign currency translation (loss)	(40,500)	—
Unrealized gain on marketable equity security	2,290,783	—

Comprehensive Income	$4,932,926	$796,733

Weighted average shares outstanding :
Basic	17,215,232	15,268,000
Diluted	17,374,691	15,529,458

Earnings per share:
Basic	$0.16	$0.05
Diluted	$0.15	$0.05

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,682,643	$796,733
Adjustments to reconcile net income to net cash
provided in operating activities:
Depreciation and amortization	103,161	77,509
Amortization of debt discounts	603,886	—
Exchange loss	124,541	—
Value of vested option issued to directors	7,523	—
(Increase) / decrease in assets:
Accounts receivable	(4,300,470)	(2,892,853)
Other receivable	(14,144)	—
Inventory	(188,722)	(200,253)
Advances to suppliers	1,565,316	155,137
Other assets	765	(551,707)
Increase / (decrease) in current liabilities:
Accounts payable	724,157	174,614
Other payables	1,792	—
Accrued expenses	61,118	34,773

Net cash provided by operating activities	1,371,566	(2,406,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(43,776)	(890,633)
Additions to construction in progress	(349,147)	—

Net cash used in investing activities	(392,923)	(890,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(5,000,000)	—
Repayments of loans to officers	—	968,000
Proceeds from issuance of convertible note	—	3,000,000
Proceeds from issuance of common stock	26,682,511	—
Payment of offering costs	(2,747,227)	—
Proceeds from the exercise of warrants	220,160	—

Net cash provided by financing activities	19,155,444	3,968,000

Effect of exchange rate changes on cash and cash equivalents	(325,238)	—

NET INCREASE IN CASH & CASH EQUIVALENTS	19,808,849	671,320

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,276,897	2,121,811

CASH & CASH EQUIVALENTS, ENDING BALANCE	$26,085,746	$2,793,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$112,500	$37,794
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Foreign Currency Translation

As of March 31, 2006 and 2005, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income

Note 2 - Summary of Significant Accounting Policies

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $398,509 as at March 31, 2006.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $3,021,216 at March 31, 2006.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

At March 31, 2006, the following are the details of the property and equipment:

Operating equipment	$929,960
Vehicles	404,655
Office equipment	68,188
Buildings	4,169,606
5,572,409
Less accumulated depreciation	(678,330)
$4,894,079

Depreciation expense for the three months ended March 31, 2006 and 2005 was $68,842 and $44,974, respectively.

On March 31, 2006, the Company has “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $2,236,125.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. During the three months ended March 31, 2006, the Company recognized compensation expense of $7,523 related to certain employee option issued in 2005 that vested during the three months ended March 31, 2006.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $547,421 at March 31, 2006 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the three months ended March 31, 2006 and 2005, other comprehensive income in the consolidated statements of income and other comprehensive income included translation loss of $40,500 and $0, respectively.

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

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

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

Note 4 - Marketable Security

During the year ended December 31, 2005, the Company purchased 2,063,768 shares of China Natural Gas, Inc. (traded on the OTCBB: CHNG) for $2,867,346. At March 31, 2006, the fair value of this investment was $9,101,217 which resulted in an unrealized gain of $2,290,783 for the three months ended March 31, 2006, which is included in other comprehensive income. At March 31, 2006, this represented an 8.6% interest in China Natural Gas, Inc.

Note 5 - Intangible Assets

Net intangible assets at March 31, 2006 were as follows:

Rights to use land	$1,705,069
Fertilizers proprietary technology rights	997,880
2,702,949
Less Accumulated amortization	(602,774)
$2,100,175

The Company’s office and manufacturing site is located in Yang Ling Agricultural High-Tech Industries Demonstration Zone in the province of Shaanxi, People’s Republic of China. The Company leases land per a real estate contract with the government of People’s Republic of China for a period from November 2001 through November 2051. Per the People’s Republic of China’s governmental regulations, the Government owns all land.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Amortization expense for the Company’s intangible assets for the three months ended March 31, 2006 and 2005 amounted to $33,319 and $32,470, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be: 2007-$130,000, 2008-$130,000, 2009-$130,000, 20010-$130,000 and 20110-$130,000.

Note 6 - Other Payable

Other Payable represents fees and commission payable to third parties in connection wit the financing in the United Kingdom.

Note 7 - Note Payable

On December 8, 2005, the Company issued a $5,000,000 note payable to Amaranth Partners LLC that accrues interest at 9% per annum and was due on March 8, 2006. In connection with this note payable agreement, the Company also issued to Amaranth Partners LLC a warrant to purchase 133,333 shares of the Company common stock for $7.50 per shares. The Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this note payable. The estimated value of the warrants of $968,282 was determined using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 31%. The face amount of the note payable of $5,000,000 was proportionately allocated to the note payable and the warrant in the amount of $4,188,810 and $811,190, respectively. The amount allocated to the warrants of $811,190 was recorded as a discount on the note payable and will be amortized over the year life of the note payable. For the three months ended March 31, 2006, $603,886 has been amortized to interest expense as the note was repaid. The $5,000,000 note plus $112,500 of accrued interest were repaid in March 2006.

Note 8 - Stockholders’ Equity

On February 3, 2006, the Company entered into a placing agreement (the "Placing Agreement") with Charles Stanley Securities ("Charles Stanley”) relating to the sale of up to 1,643,836 shares of the Company's common stock. Pursuant to the Placing Agreement, Charles Stanley has agreed to use its reasonable effort to sell all such shares of common stock at a price of 730 pence (approximately US$12.99) per share, resulting in gross proceeds of approximately 12 million British pounds sterling (US$21,360,005). The Company incurred offering costs and expenses of $5,144,356 related to this sale of common stock.

In connection with the placement, the Company's shares would be admitted to trading on the AIM Market of the London Stock Exchange. The Company's shares will continue to be listed on the American Stock Exchange.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 15, 2006, the Company completed financing of $5,322,506 by issuing 380,179 restricted shares of common stock of the Company at $14.00 per share to institutional investors in a private placement pursuant to Regulation S. The Company incurred offering costs and expenses of $988,351 related to this sale of common stock. The proceeds from this financing were used to repay the $5 million short term note that the Company entered in December 2005.

During the three months ended March 31, 2006, 32,000 warrants were exercised and the Company received proceeds of $220,160.

Note 9 - Stock Options and Warrants

Stock Options

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, the Company recognized 7,523 in share-based compensation expense for the three months ended March 31, 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. There is no pro forma expense to recognize during the three months ended March 31, 2005.

In 2004 the board of directors approved the creation of the 2004 Stock Option Plan. This plan provides for the grant of incentive stock options to employees, directors and consultants. Options issued under this plan will expire over a maximum term of five years from the date of grant.

Pursuant to the Stock Option Plan, during the twelve months ended December 31, 2004, the Company granted 110,000 stock options to two directors (55,000 options each), of which 100,000 stock options was granted on June 4, 2004 and the balance of the 10,000 was granted on December 28, 2004.

On the first 100,000 stock options granted, 50,000 stock options vested immediately and 50,000 stock options became vested over 8 equal quarterly installments, with the first installment vesting at the end of the second quarter of 2004. The 10,000 stock options granted on December 28, 2004 vested on December 31, 2004.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On October 4, 2005, the Company granted 26,000 stock options to two directors (13,000 options each). 20,000 stock options vested immediately and the remaining 6,000 stock options became vested over the next three months. The option exercise price was $6.72 which was the same as fair value of the shares at the time of granting of the options. Following is a summary of the stock option activity:

Outstanding, December 31, 2005	136,000
Granted	—
Forfeited	—
Exercised	—
Outstanding, March 31, 2006	136,000

Following is a summary of the status of options outstanding at March 31, 2006:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$5.00	100,000	3.17	$5.00	100,000	$5.00
$5.80	10,000	3.74	$5.80	10,000	$5.80
$6.72	26,000	4.51	$6.72	26,000	$6.72

Warrants

Following is a summary of the warrant activity:

Outstanding, December 31, 2005	165,333
Granted	—
Forfeited	—
Exercised	32,000
Outstanding, March 31, 2006	133,333

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of the status of warrants outstanding at March 31, 2006:

Outstanding Warrants			Exercisable Warrants

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$7.50	133,333	4.69	$7.50	133,333	$7.50

Note 10 - Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan. The total expense for the above plan $0 and $20,502 for the three months ended March 31, 2006 and 2005, respectively. The Company has recorded welfare payable of $ 259,151 at March 31, 2006 which is included in accrued expenses in the accompanying consolidated balance sheet.

Since September, 2005, the Company was not required to accrue welfare contributions as the Company became a foreign investment Company.

Note 11 - Statutory Common Welfare Fund

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2006 and 2005. The amount included in the statutory reserve for the three months ended March 31, 2006 and 2005 amounted to $175,308 and $39,837, respectively.

Note 12 - Statutory Reserve

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $350,615 and $79,673 as statutory reserve for the three months ended March 31, 2006 and 2005, respectively.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13 - Earnings Per Share

Earnings per share for three months March 31, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	Three month periods ended March 31,
	2006			2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income	$2,682,643			$796,733

Weighed shares outstanding		17,215,232			15,268,000

			$0.16			$0.05

Diluted earnings per share

Net income	$2,682,643			$796,733

Weighed shares outstanding		17,215,232			15,268,000
Effect of dilutive securities
Options		89,537			261,458
Warrants		69,922			—
		17,374,691			15,529,458

			$0.15			$0.05

 Note 14 - Current Vulnerability Due to Certain Concentrations

Four vendors provided 58.74%, 13.58%, 5.43% and 4.78% of the Company’s raw materials for the three months ended March 31, 2006 and four vendors provided 22%, 18%, 16% and 16% of the Company’s raw materials for the three months ended March 31, 2005. The payable balance for these parties amounted to $450,758 at March 31, 2006.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 15 - Reclassifications

Certain prior period amounts have been reclassified to conform to the three months ended March 31, 2006 presentation.

Item 2. Management's Discussion and Analysis or Plan of Operations

INTRODUCTION

The following discussion should be read in conjunction with the Audited Financial Statements and Notes thereto included in our Annual Report on Form 10KSB for the year ended December 31, 2005. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See “Factors Which May Affect Future Results”). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which the Company operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

The Company is incorporated under the laws of the state of Delaware and its operating subsidiary, Yang Ling, is headquartered in the Shaanxi Province, the People’s Republic of China. The Company engages in the business of manufacturing and marketing organic fertilizers, pesticides, and agricultural raw materials in the People’s Republic of China. It produces numerous product lines, from pesticides to crop specific fertilizers. These products are then marketed and distributed through approximately 600 distribution centers throughout the 20 provinces of the People’s Republic of China. The Company conducts research and development to further improve existing products and develop new formulas and products.

Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Company compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.

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

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-based compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

According to the Provisional Regulations of the People’s Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company have been approved by the local tax bureau and the Management Regulation of Yang Ling Agricultural High-Tech Industries Demonstration Zone. The Company is exempted from income tax in its first two years of operations.

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

Recent Accounting Pronouncements

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenue. The Company generated revenues of $10,535,360 for the three months ended March 31, 2006, an increase of $5,833,685 or 124.1%, compared to $4,701,675 for the three months ended March 31, 2005. The growth in revenue was primarily attributable to the increase in the customer base as the company continued to aggressively market their products and the growing awareness in the agricultural industry in the markets in which they do business of the efficacy of their products. The Bodisen brand name has become synonymous with proven higher crop yields. The completion of the new factory in early 2005 enabled the company to meet the growing demand for all of its products.

Gross profit. The Company achieved a gross profit of $4,236,239 for the three months ended March 31, 2006, an increase of $2,582,062 or 156.1%, compared to $1,654,177 for the three months ended March 31, 2005. Gross margin, as a percentage of revenues, increased from 35.2% for the three months ended March 31, 2005, to 40.2% for the three months ended March 31, 2006. The increase in gross margin was primarily attributable to the increase in the prices of main products. During the quarter the Company raised its prices two times. The first was due to price increases throughout the industry and then it was realized that the marketplace would accept paying a premium for Bodisen brand products, so the Company raised its prices again. In addition, the Company used the $5,000,000 from the short term note that was issued in December 2005, to enter into purchasing agreements that locked in the 2005 price levels for all raw materials the Company purchases during 2006.

Operating expenses. The Company incurred operating expenses of $778,398 for the three months ended March 31, 2006, an increase of $351,788 or 82.5%, compared to $426,610 for the three months ended March 31, 2005. These operating expenses are related to increased sales and marketing costs related to the 124.1% increase in sales for the first quarter 2006.

Aggregated selling expenses of $474,174 for the three months ended March 31, 2006, an increase of $326,034 or 220% compared to $148,140 for the three months ended March 31, 2005, account for expenses related to costs associated with sales and marketing of the Company’s products and with transportation of its products. As the Company continues to grow revenues, it is selling Bodisen products greater distances from its factories, leading to increased shipping costs, most notably on the compound fertilizer product which is sold in 50 kilogram (110 pounds) units. The increase in the cost of fuel has also had an effect on operating expenses. Operating expenses include general and administrative expenses of $304,224 for the three months ended March 31, 2006 and $278,470 for the three months ended March 31, 2005, an increase of $25,754 or 9.2%. Operating expenses are related to the cost of maintaining the company's facilities, salaries and research and development.

Net Income. Net income increased by 236.7% to $2,682,643 during the three months ended March 31, 2006, an increase of $1,885,910, from $796,733 for the three months ended March 31, 2005. Earnings per share (EPS) rose to $0.16 for the three months ended March 31, 2006 from $0.05 for the three months ended March 31, 2005. The increase was attributed to a very strong marketing campaign that has 2 goals: first, to saturate the markets where the company has sold product in the past so that it can achieve greater market penetration and secondly to grow the demand in new markets and regions throughout China. The strong growth in net income also occurred as a result of management's strategic decision to place the $5,000,000 note in December 2005 and lock in raw material costs before any announced increases.

Liquidity and Capital Resources

As of March 31, 2006 the Company had $26,085,746 of cash and cash equivalents on hand, compared to $6,276,897 cash and cash equivalents on hand as of December 31, 2005. The significant increase is due to the sale of Company stock during the three months ended March 31, 2006 that resulted in gross proceeds of $26,682,511.

On March 16, 2005, the Company completed a $3 million convertible debenture private placement through an institutional investor. The Company issued a one year 9% debenture convertible into shares of common stock by dividing the aggregate principal and accrued interest by a conversion price of $4.80; and three year warrants to purchase 187,500 shares of common stock at $4.80 per share, In connection with the placement a three year warrant was issued to purchase 40,000 shares of common stock at $6.88 per share. During the course of 2005 the note was fully converted to 657,402 shares of common stock. 195,500 of the warrants were exercised during December 2005 and 32,000 warrants were exercised during January 2006. The net proceeds from this offering were used towards capital contribution of the registration of a wholly-owned Bodisen subsidiary by the name of Yang Ling Bodisen Agricultural Technology Co., Ltd.

On February 3, 2006, we entered into an agreement to sell 1,643,836 shares of the Company’s common stock at 730 pence (approximately $12.99). These shares are to be traded on the AIM Market of the London Stock Exchange. The resulting proceeds were approximately 12,000,000 British pounds sterling (approximately $21,360,000). The proceeds are intended for construction of two factories in the Northwest and Northeast of China, allowing the Company to greatly increase the geographical area in which it can sell its products by overcoming the logistical issues in selling and shipping its products over increasingly greater distances. In addition, proceeds will also be used to purchase raw materials and for general corporate purposes.

On March 15, 2006 the Company completed a financing of US$5,322,506 by issuing 380,179 restricted shares of common stock at $14.00 per share to private institutional investors in a private placement. The proceeds of this financing were used to repay the $5,000,000 short term note plus interest which the Company entered into on December 2005.

As of March 31, 2006 accounts payable was $777,648, other payables were $3,408,113 and accrued expenses were $473,253. Cash outflows used in investing activities decreased from $890,633 in the three month period ended March 31, 2005 to $392,923 in the three month period ended March 31, 2006, as a result of a decrease in acquisitions of property and equipment. Accounts receivable at March 31, 2006, were $11,848,040. Based on past performance and current expectations, the Company believes its cash and cash equivalents and cash generated from operations will satisfy its working capital needs, capital expenditures and other liquidity requirements associated with its operations.

The majority of Bodisen Biotech, Inc. revenues and majority of the expenses in 2006 were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A devaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. Bodisen does not engage in currency hedging. Inflation has not had a material impact on Bodisen’s business.

Item 3. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously disclosed in Form 8-K filed March 20, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Company’s Form SB-2 filed September 3, 2002).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Company’s Form 10-KSB filed March 30, 2004).

3.3	By-Laws (incorporated by reference to Company’s Form SB-2 filed September 3, 2002).

10.1	Loan Agreement, dated as of September 28, 2003, between the Company and Xianyang City Commercial Bank. (incorporated by reference to Company’s Form 10-KSB filed March 30, 2004).

10.2	Bodisen Biotech, Inc. 2004 Stock Option Plan (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005).

10.3	Form of Bodisen Biotech, Inc. Nonstatutory Stock Option Agreement (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005).

21.1	Schedule of Subsidiaries (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bodisen Biotech, Inc.

May 9, 2006	By:	/s/ Wang Qiong
Wang Qiong Chief Executive Officer (Principal Executive Officer)

May 9, 2006	By:	/s/ Yiliang Lai
Yiliang Lai Chief Financial Officer (Principal Financial and Accounting Officer)