Form 10KSB/A
period 2005-12-31
BODISEN BIOTECH, INC
filed 2006-08-02
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

As of July 31, 2006 the number of shares outstanding of the Issuer's common stock was 18,176,917.

As of July 31, 2006 the aggregate number of shares held by non-affiliates was approximately 10,844,041.

As of July 31, 2006 the aggregate market value of the Issuer's common stock held by non-affiliates was $145,960,791.88, based on the average high and low price of $13.46 per share as of July 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE  None

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

INDEX

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Bodisen Biotech,” “BBC,” “the Company,” “we,” “us,” and “our” refer to Bodisen Biotech, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

Business

Our sole operating subsidiary, Yang Ling Bodisen Biology Science and Technology Development Company Limited (“BBST”), was founded in The People’s Republic of China on August 31, 2001 and is headquartered in the Shaanxi Province, People’s Republic of China. BBST primarily manufactures and markets organic fertilizers and pesticides to 20 agricultural provinces of China. We produce numerous proprietary product lines, from pesticides to crop specific fertilizer, which are then marketed and sold to farmers. We conduct research and development to further improve existing products and to develop new formulas and products.

History

Prior to March 1, 2004, the Company was called Stratabid.com, Inc. The Company was a startup stage Internet-based commercial mortgage origination business. The Company operated primarily through its wholly-owned subsidiary, Stratabid.com Online (B.C.) Ltd. (“Stratabid.com Online”), which provided services throughout Canada.

BBST was founded in the People’s Republic of China on August 31, 2001. BBST, located in Yang Ling Agricultural High-Tech Industries Demonstration Zone, was primarily engaged in developing, manufacturing and selling pesticides and compound organic fertilizers in the People’s Republic of China. On November 19, 2003, BBST incorporated Bodisen International, Inc. (“BII”), a Delaware corporation, as a non-operative holding company.

On December 15, 2003, BII (legal acquirer) entered in to an agreement with all the stockholders of BBST (accounting acquirer) to exchange all of the outstanding stock of BII for all the issued and outstanding stock of BBST. After the consummation of the agreement, the former stockholders of BBST own 1,500 shares of common stock of BII, which represent 100% of BII’s issued and outstanding shares. For U.S. Federal income tax purpose, the transaction is intended to be qualified as a tax-free transaction under section 351 of the Internal Revenue Code of 1986, as amended.

The exchange of shares with BBST has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of the BBST obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of BBST, with BBST being treated as the continuing entity. The historical financial statements presented are those of BBST. The continuing company (BBST) has retained December 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

On January 14, 2004, Stratabid created a wholly-owned subsidiary corporation known as Bodisen Holdings, Inc., a Delaware corporation, (“BHI”), to pursue a merger with BII the parent of BBST. On February 11, 2004, Stratbid and BHI entered into an Agreement and Plan of Merger with BII and the shareholders of BII, providing for the merger of BII into BHI, with BHI being the surviving entity in the merger. The transactions provided for in the Agreement and Plan of Merger closed on February 24, 2004. In the merger, Stratabid acquired 100% of BII’s outstanding stock in exchange for the issuance of 3,000,000 shares of its Common Stock to the holders of BII shares. The Common Stock issued in the merger constituted approximately 66% of the outstanding shares of the Company after the merger. After the merger, the Company paid a 3 for 1 stock dividend and then, by prior agreement, cancelled 3,000,000 post dividend shares held by the Company’s former CEO. After these transactions, the shareholders of BII held approximately 79% of the Common Stock outstanding. On February 25, 2004, the Company sold Stratabid.com Online to Derrek Wasson, the Company’s former CEO. In consideration of the sale, Mr. Wasson returned 750,000 (pre dividend) Common Shares to Stratabid for cancellation. In addition, Mr. Wasson forgave all indebtedness owed by Stratabid to Mr. Wasson. Other than indebtedness of BII, Stratabid had no indebtedness or other liability of any kind or nature after the sale of the business to Mr. Wasson, save and except for liabilities incurred in connection with the merger. On March 1, 2004, the Company changed its name from Stratabid.com, Inc. to Bodisen Biotech, Inc. Accordingly, subsequent to the foregoing transactions, Bodisen Biotech, Inc. owned 100% of Bodisen Holding, Inc, which in turn owned 100% of BBST, the operating company in China.

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

The exchange of shares with Stratabid has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of BII obtained control of Stratabid. Accordingly, the merger of the two companies has been recorded as a recapitalization of the Company, with the Company being treated as the continuing entity. The financial statements of legal acquirer are not significant; therefore, no pro forma financial information was required.

In March 2005 Bodisen Biotech, Inc. formed a new wholly-owned subsidiary by the name of “Yang Ling Bodisen Agricultural Technology Co., Ltd. (“Agricultural”). In June 2005, Agricultural completed a transaction with BBST, Bodisen Biotech, Inc.’s operating subsidiary in China, which resulted in Agricultural owning 100% of BBST. Accordingly; Bodisen Biotech, Inc. now owns 100% of Agricultural, which in turn owns 100% of BBST.

The Company has developed a product line of over 60 items, and, management believes, been successful in building the Bodisen brand name. The central government of The People’s Republic of China has mandated that farmers increase crop yields in order to decrease the nation’s dependence on food imports, as well as the growing emphasis on the need to use “environmentally friendly” fertilizers, has also been a factor in the growth of the business of the Company.

Products

The Company manufactures over 60 products, which are broken down into 3 product line categories:

Organic compound fertilizer

These products are the Company’s leading product category, accounting for approximately 67% of the Company’s revenue. Plants tend to easily absorb organic fertilizer without the side effects found in chemical fertilizer products, and this organic process strengthens photosynthesis, which improves the overall health of a plant in resisting drought and disease. The International Organization for Standardization (ISO 9001: 2000) has qualified Bodisen’s organic compound fertilizer products.

Organic fertilizers improve the cation exchange capacity, or “CEC” of soil which is its ability to hold positively charged ions (cations), making them available for uptake by the plant roots. This not only allows for improved uptake of nutrients by the plant but can also reduce leaching, which is of particular concern in sandy soil. Leaching moves nutrients away from the plant roots and into the subsurface water. Principal functions include:

•	preserving nitrogen and improving soil fertility;

•	allowing phosphorous and potash fertilizer to gradually dissolve;

•	promoting diseases resistance; and

•	activating and maintaining soil moisture content.

Liquid fertilizers

These products account for approximately 19% the Company’s revenue. The early application of liquid fertilizers aids absorption of the key elements and nutrients of the fertilizer which may increase the rate of photosynthesis and improve the health of the plant making it more resistant to disease. The liquid fertilizer increases the plant’s yield and shortens the time to harvest whilst heightening the colour and lustre of fruit and vegetables.

Liquid fertilizer is sold to the farmer in a concentrated form and needs to be mixed by the farmer with water before spraying onto the plant. Since the liquid fertilizer is applied directly to the plant it is more easily absorbed.

Pesticides

These products account for approximately 14% the Company’s revenue. Bodisen’s pesticide products can be applied to all fruit trees and vegetable crops. They kill harmful insects that reduce overall crop yields.

Market information

Organic fertilizers are composed of natural nutritional elements that not only improve the quality and yield of the crops but also improve the soil quality; this in turn improves the yield. Organic compound fertilizer accelerates reproduction of soil microbes to improve soil quality through the decomposition of organic material and the improvement of the soil’s retention of nitrogen. Moreover, this application can activate dormant soil by increasing soil nitrates and moisture content that otherwise is not enhanced by traditional chemical fertilizers. This process controls the release of nutritional elements that enhances the quality, quantity and health of crops. To encourage farmers, of which there are 800 million in the People’s Republic of China, to remain on their land, the government recently eliminated the agriculture tax, which effectively increased farmers’ disposable income by 20%. Although organic compound fertilizers are more expensive than chemical fertilizers, management believes that the extra cost is justified by the increase of yield and quality and, consequently, the increased margin attained at the market.

Sales and Marketing

The Company’s products are sold directly to over 150 wholesalers in the People’s Republic of China, through written sales contracts.

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

The primary tasks in respect of sales goals are to strengthen the home market in the Shaanxi province and to expand the market outside the Shaanxi province into new districts where the Company’s products are not well established.

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

The Company has short-term material supplier contracts with its 19 major suppliers. Business with other suppliers is conducted on an order-by-order basis, a practice that is typical throughout the agrochemical industry in The People’s Republic of China. Management believes that the Company has very good relations with the agricultural supplier community.

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

Intellectual property

The Company owns trademarks in the “Bodisen” name, which is used on all products. Bodisen is also a recognized trade name in the provinces in The People’s Republic of China in which the Company conducts business. Bodisen protects its proprietary technology and formulae by keeping such technology and formulae confidential. If such technology or formulae are disclosed to a third party that is not under an obligation of confidentiality or are accidentally disclosed, Bodisen may not be able to protect its technology against being exploited by third parties. Management believes this is adequate protection. The Company acquired rights for fluid and compound fertilizer technology from a third party. Most intellectual property was developed in-house or with various universities and research laboratories (which may not be owned by Bodisen). Only certain key executives of the Company have knowledge of such proprietary technology and formulae. Management believes believe that there are adequate systems in place to prevent disclosure of the proprietary technology and formulae. Since the Company does not hold patents for its products, the Company may not be in a position to adequately protect its intellectual property rights. See “Risk Factors” in Part I.

Government and Environmental Regulation

Bodisen’s products and services are subject to regulation by governmental agencies in the People’s Republic of China and Shaanxi Province. Business and company registrations, along with the products, are certified on a regular basis and must be in compliance with the laws and regulations of the state, local governments and industry agencies, which are controlled and monitored through the issuance of licenses. To date, the Company has been compliant with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies. As of the date of this document, all license fees and filings are current. These licenses obtained by the Company include:

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

Production standard

The Company is registered with Bureau of Quality Controls and Technology, Shaanxi Provincial Government, Xi’an.

The cost of obtaining and maintaining these licenses is not prohibitive, and it is illegal to do business without these licenses. If the Company were to lose any of these licenses, it would only have a limited time to reapply for such licenses and would face possible regulatory fines. The Company is subject to relevant environmental laws and regulations that require outlay of capital and the obtaining of relevant permits in order to engage in business operations.

Competition

Management considers that the compound fertilizer industry in the People’s Republic of China is largely fragmented with most competitors operating small regional factories, serving local requirements. Most companies in this industry do not widely promote their products. Bodisen has not yet identified any competition in the Shaanxi province that operates in all three segments (compound, liquid and pesticide) of the organic fertilizer business. Management believes that the Company’s most significant Chinese competitor is Tian Bang Shaanxi and that the only international competitor company is DuPont.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanxi province, People’s Republic of China, 712100 and the telephone number is +86-29-87074957. The Company owns two factories, which include three production lines, an office building, one warehouse, and two research laboratories which are located on 10,900 square meters of land. The rent for the office building is $121 a month from May 20, 2004 through May 20, 2005. The Company also leases a warehouse in Yang Ling near the site of its factories. This warehouse is 300 square meters in area. The rent of the warehouse is $194 a month from January 2005 through May 2005. The Company completed a new 609,840 square foot manufacturing facility on March 15, 2005 and in November 2005 the Company broke ground on a new facility, adjacent to the facility completed in March 2005, for production of a new product line. Management believes that its owned and leased property, along with the properties being developed in its current facility expansion plans, will be sufficient for its current and immediately foreseeable operating needs.

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

In addition, as stipulated by the Company Law of the People’s Republic of China (“PRC”), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

•	making up cumulative prior years’ losses, if any;
•
allocations to the “statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of a company’s registered capital;

•	Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to a company’s “statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to a company’s employees; and
•	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

Accordingly, we established a reserve for the annual contribution of 5% of net income to the welfare fund in 2005 and 2004. The amount included in the statutory reserve for the years ended December 31, 2005 and 2004 amounted to $449,675 and $251,370, respectively.

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

Overview

The Company is incorporated under the laws of the state of Delaware and its operating subsidiary, BBST, is headquartered in the Shaanxi Province, the People’s Republic of China. The Company engages in the business of manufacturing and marketing organic fertilizers and pesticides in the People’s Republic of China. It produces numerous product lines, from pesticides to crop specific fertilizers. These products are then marketed and sold to over 150 wholesalers throughout the 20 provinces of The People’s Republic of China. The Company conducts research and development to further improve existing products and develop new formulas and products.

Critical Accounting Policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the company due to the levels of subjectivity and judgment involved.

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

Intangible assets

Intangible assets consist of rights to use land and proprietary technology rights to fertilizers. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets~~,~~ and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

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

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and have opted for the disclosure provisions of SFAS No. 123.

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

Gross profit. The Company achieved a gross profit of $11,504,229 for the twelve months ended December 31, 2005, an increase of $4,932,298 or 75.1%, compared to $6,571,931 for the twelve months ended December 31, 2004. Gross margin, as a percentage of revenues, decreased from 40.5% for the twelve months ended December 31, 2004, to 37.1% for the twelve months ended December 31, 2005. The decrease in gross margin was primarily attributable to increased costs of raw materials, as well as an increase in the costs of shipping our products. The widespread increase in the cost of all raw materials in China lead us to seek the $5,000,000 short term note payable in December 2005, so that we could lock in raw materials prices at off season levels for 2006. Gross profit is calculated by deducting from revenues the raw materials used to produce the finished products as well as charges for depreciation, employee welfare, repairs to machinery and equipment, all inventoriable costs and all other costs incident to or necessary for the production of our products.

Operating expenses. The Company incurred operating expenses of $2,431,753 for the twelve months ended December 31, 2005, an increase of $908,403 or 59.6%, compared to $1,523,350 for the twelve months ended December 31, 2004. These operating expenses are related to increased sales and marketing costs related to the 90.9% increase in sales for 2005.

The Company incurred expenses of $935,444 for the twelve months ended December 31, 2005, an increase of $319,895 or 52%, compared to $615,549 for the twelve months ended December 31, 2004. Selling expenses are related to costs associated with sales and marketing of the Company's products and with transportation of Company's products. As we continue to grow revenues, we are selling Bodisen products greater distances from our factories, leading to increased shipping costs, most notably on the compound fertilizer product which is sold in 50 kilogram (110 pounds) units. The increase in the cost of fuel experienced in the second, third and fourth quarters of 2005 has also had an effect on operating expenses. Operating expenses include general and administrative expenses of $1,496,309 for the twelve months ended December 31, 2005 and $907,801 for the twelve months ended December 31, 2004, an increase of $588,508 or 64.8%. Operating expenses are related to cost of maintaining the company's non manufacturing facilities, salaries of administrative and sales staff, and other non manufacturing expenses.

Non Operating Income and Expenses. The company had other non operating expense of $121,410 for the twelve months ended December 31, 2005, this relates to $108,165 loss on the sale of fixed assets and a $13,245 exchange loss on foreign currency transaction, compared to non operating income of $7,623 for the twelve months ended December 31, 2004. The company had interest income of $137,870 for the twelve months ended December 31, 2005 compared to $45,338 for the twelve months ended December 31, 2004. Interest expense for the twelve months ended December 31, 2005 was $1,667,824 compared to $74,139. The majority of the interest expense in 2005 relates to the $3 million convertible debenture issued March 16, 2005 and the $5 million note payable issued December 8, 2005.

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

Liquidity and Capital Resources

As of December 31, 2005 Bodisen Biotech, Inc. had $6,276,897 cash and cash equivalents on hand, compared to $2,121,811 cash and cash equivalents on hand as of December 31, 2004.

The Company’s accounts receivable for the year ended December 31, 2005, were $7,478,152. For December 31, 2005 accounts payable was $49,893, other payables were $18,773 and short term loans was $4,396,114, reflecting the $5,000,000 note issued December 8, 2005 and subsequently paid. Cash outflows for investing activities increased from $2,778,136 to $5,768,028 as a result of additions made to construction in progress, acquisitions of property and equipment and the purchase of marketable securities. The Company's accounts receivable for the year ended December 31, 2005, were $7,478,152. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations as well as from recent financings will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for the short term. Upon, completion of the two factories that we expect to build in the Northwest and Northeast of China from the proceeds of the February 3, 2006 listing of the company’s common stock on the AIM Market of the London Stock Exchange, we will reevaluate our capital needs.

On March 16, 2005, we completed a $3 million convertible debenture private placement through an institutional investor. We issued a one year 9% debenture convertible into shares of common stock by dividing the aggregate principal and accrued interest by a conversion price of $4.80; and three year warrants to purchase 187,500 shares of common stock at $4.80 per share, In connection with the placement a three year warrant was issued to purchase 40,000 shares of common stock at $6.88 per share. During the course of 2005 the note was fully converted to 657,402 shares of common stock. All of the warrants were exercised during December 2005 and January 2006. The net proceeds from this offering were used towards capital contribution of the registration of a wholly-owned Bodisen subsidiary, Yang Ling Bodisen Agricultural Technology Co., Ltd. During December 2005, 195,500 warrants were exercised, the proceeds from these warrants was $955,040. In January 2006 a total of 32,000 warrants were exercised, the proceeds were $220,160. The proceeds from the exercise of the warrants was used for general corporate purposes.

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

We have audited the accompanying consolidated balance sheet of Bodisen Biotech, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004 and the financial statement schedule for the years ended December 31, 2005 and 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bodisen Biotech, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
February 22, 2006, except the the financial statement schedule listed in the accompanying index, for which the date is June 6, 2006.

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

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Years Ended December 31,
	2005	2004

Net Revenue	$30,975,350	$16,225,896

Cost of Revenue	19,471,121	9,653,965

Gross profit	11,504,229	6,571,931

Operating expenses
Selling expenses	935,444	615,549
General and administrative expenses	1,496,309	907,801
Total operating expenses	2,431,753	1,523,350

Income from operations	9,072,476	5,048,581

Non-operating income (expense):
Other income (expense)	(121,410)	7,623
Interest income	137,870	45,338
Interest expense	(1,667,824)	(74,139)

Total non-operating income (expense)	(1,651,364)	(21,178)

Net income	$7,421,112	$5,027,403

Other comprehensive income
Foreign currency translation gain	519,066	68,855
Unrealized gain on marketable equity security	3,943,088	—

Comprehensive Income	$11,883,266	$5,096,258

Weighted average shares outstanding:
Basic	15,427,494	15,268,000
Diluted	15,589,336	15,328,356

Earnings per share:
Basic	$0.48	$0.33
Diluted	$0.48	$0.33

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Income	Statutory Reserve	Retained Earnings	Total Stockholders' Equity
Balance January 1, 2004	15,268,000	$1,527	$5,991,823	$—	$263,794	$2,089,379	$8,346,523

Cumulative translation adjustment				68,855			68,855

Net income for the year ended December 31, 2004						5,027,403	5,027,403

Transfer to statutory reserve					754,111	(754,111)	—

Balance December 31, 2004	15,268,000	1,527	5,991,823	68,855	1,017,905	6,362,671	13,442,781

Conversion of convertible debenture and interest to common stock	657,402	66	3,155,498				3,155,564

Exercise of warrants for cash	195,500	20	955,020				955,040

Value of beneficial conversion feature in connection with $3 million convertible note			803,381				803,381

Value of warrants issued in connection with $3 million convertible note			365,881				365,881

Value of warrants issued in connection with $5 million note payable			811,190				811,190

Change in foreign currency translation gain				519,066			519,066

Change in unrealized gain on marketable equity security				3,943,088			3,943,088

Net Income for the year ended December 31, 2005						7,421,112	7,421,112

Transfer to statutory reserve					1,349,026	(1,349,026)	—

Balance December 31, 2005	16,120,902	$1,613	$12,082,793	$4,531,009	$2,366,931	$12,434,757	$31,417,103

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

On February 24, 2004, Bodisen International, Inc. (“BII”), the non-operative holding company of BBST (accounting acquirer) consummated a merger agreement with Stratabid.com, Inc. (legal acquirer) (“Stratabid”), a Delaware corporation, to exchange 12,000,000 shares of Stratabid to the stockholders of BII, in which BII merged into Bodisen Holdings, Inc. (BHI), an acquisition subsidiary of Stratabid, with BHI being the surviving entity. As a part of the merger, Stratabid cancelled 3,000,000 shares of its issued and outstanding stock owned by its former president and declared a stock dividend of three shares on each share of its common stock outstanding for all stockholders on record as of February 27, 2004.

Stratabid was incorporated in the State of Delaware on January 14, 2000 and before the merger, was a start- up stage Internet based commercial mortgage origination business based in Vancouver, BC, Canada.

The exchange of shares with Stratabid has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of BII obtained control of Stratabid. On March 1, 2004, Stratabid was renamed Bodisen Biotech, Inc. (the “Company”). Accordingly, the merger of the two companies has been recorded as a recapitalization of the Company, with the Company (BII) being treated as the continuing entity. The historical financial statements presented are those of BII. The financial statements of legal acquirer are not significant; therefore, no pro forma financial information is submitted.

As a result of the reverse merger transaction described above the historical financial statements presented are those of BBST, the operating entity.

In March 2005, Bodisen Biotech Inc. completed a $3 million convertible debenture private placement through an institutional investor. Approximately $651,000 in incremental and direct expenses relating to this private placement has been amortized over the term of the convertible debenture. None of the expenses were paid directly to the institutional investor. The net proceeds from this offering were invested as initial start-up capital in a newly created wholly-owned Bodisen subsidiary by the name of “Yang Ling Bodisen Agricultural Technology Co., Ltd. (“Agricultural”). In June 2005, Agricultural completed a transaction with Yang Ling Bodisen Biology Science and Technology Development Company Limited (“BBST”), Bodisen Biotech, Inc.’s operating subsidiary in China, which resulted in Agricultural owning 100% of BBST.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

As of December 31, 2005 and 2004, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (RMB). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income

Note 2 - Summary of Significant Accounting Policies

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

Intangible Assets

Intangible assets consist of Rights to use land and Fertilizers proprietary technology rights. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

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

In March 2005, Bodisen Biotech Inc. formed a new 100% wholly-owned subsidiary named Yang Ling Bodisen Agricultural Technology Co., Ltd. (“Agricultural”) in China. Under Chinese law, a newly formed wholly owned subsidiary of a foreign company enjoys an income tax exemption for the first two years and a 50% reduction of normal income tax rates for the following 3 years. In order to extend such tax benefits, in June 2005, Agricultural completed a transaction with Yang Ling Bodisen Biology Science and Technology Development Company Limited (“BBST”) Bodisen Biotech, Inc.’s operating subsidiary in China, which resulted in Agricultural owning 100% of BBST.

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

Revenues by product line are as follows:

	For the Years End December 31,
	2005	2004
Compound fertilizer	$20,639,633	$10,013,292

Liquid fertilizer	5,877,151	4,987,276

Pesticide	4,458,566	1,225,328

	$30,975,350	$16,225,896

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

Note 3 - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc., its 100% wholly-owned subsidiary Bodisen Holdings, Inc. (“BHI”), BHI’s 100% wholly- owned subsidiary Yang Ling Bodisen Biology Science and Technology Development Company Limited (BBST) , and a 100% wholly-owned subsidiary, incorporated in March 2005, named Yang Ling Bodisen Agricultural Technology Co., Ltd. (Agricultural). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

iii.
Within thirty (30) days from the Closing Date, Stratabid was required to sell its business operations, as they exist immediately prior to the Closing, to Derek Wasson, former president. As part of the merger transaction and in consideration of the sale, Mr. Wasson returned 750,000 (3,000,000 post-split) Common Shares to Stratabid for cancellation. The return of 750,000 (3,000,000 post-split) shares by Mr. Wasson was canceled concurrently with the merger as part of the recapitalization of the Company. The return of these shares was recorded by Stratabid just prior to the merger; therefore, the cancellation of these shares is not presented in the accompanying financial statements since the merger has been accounted for as a recapitalization of the Company. The accompanying financial statements are those of the Company, not Stratabid. The net assets of Stratabid recorded as part of recapitalization were after accounting for the returned shares by Mr. Wasson. In addition, Mr. Wasson forgave all indebtedness owed by Stratabid to Mr. Wasson. Other than indebtedness of BII, Stratabid had no indebtedness or other liability of any kind or nature after the sale of the business to Mr. Wasson, save and except for liabilities incurred in connection with the Merger.

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

On March 15, 2006, the Company completed financing of $5,322,506 by issuing 380,179 restricted shares of common stock of the Company at $14.00 per share to institutional investors in a private placement pursuant to Regulation S. Issuance of these new shares are subject to approval by the American Stock Exchange and admission to the London AIM market. The Company has obtained approval of the American Stock Exchange. The proceeds from this financing will be used to fulfill repayment obligations of a $5 million short term note that the Company entered in December 2005 which was used to fund raw materials purchases

BODISEN BIOTECH, INC. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE - PARENT ONLY FINANCIAL STATEMENTS

BODISEN BIOTECH, INC.
BALANCE SHEET - US HOLDING COMPANY ONLY
AS OF DECEMBER 31, 2005
December 31,
2005
ASSETS

INTERCOMPANY RECEIVABLE	8,955,040

TOTAL ASSETS	$8,955,040

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable, net of discount of $603,886	$4,396,114
Accounts payable	10,427
Accrued expenses	10,623

Total current liabilities	4,417,164

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued
Common stock, $0.0001 per share; authorized 30,000,000 shares;
issued and outstanding 16,120,902	1,613
Additional paid-in capital	6,089,443
Accumulated Deficit	(1,553,180)
Total stockholders' equity	4,537,876

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,955,040

BODISEN BIOTECH, INC.
STATEMENTS OF OPERATIONS - US HOLDING COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004
	2005	2004

Net Revenue	$-	$-

Cost of Revenue	-

Gross profit	-	-

Operating expenses
Selling expenses	-	-
General and administrative expenses	-	-
Total operating expenses	-	-

Income from operations

Non-operating income (expense):
Other income (expense)	-	-
Interest income	-	-
Interest expense	(1,532,130)	-
Total non-operating income (expense)	(1,532,130)	-

Net loss	$(1,532,130)	$-

BODISEN BIOTECH, INC.
STATEMENT OF CASH FLOWS - US HOLDING COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,532,130)	$-
Adjustments to reconcile net loss to net cash provided in operating activities:
Common stock issued for interest expense	155,564	-
Amortization of debt discounts	1,376,566	-

Net cash provided by operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to Chinese subsidiaries	(8,955,040)	-

Net cash used in investing activities	(8,955,040)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	3,000,000	-
Proceeds from issuance of note payable	5,000,000	-
Proceeds from the exercise of warrants	955,040	-

Net cash provided by financing activities	8,955,040	-

NET INCREASE IN CASH & CASH EQUIVALENTS	-	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Background of Executive Officers and Directors

Wang Qiong, Chairman and Chief Executive Officer of Bodisen and BBST - Mrs. Wang Qiong has served as the Chairman of the Board of Bodisen since the merger of BHI and BII and she has been on the board of BBST since BBST was founded in August 2001. Mrs. Wang Qiong has over 10 years experience in the fertilizer and chemical industry. From 1997 to May 2001, she was the Chief Executive Officer and President of Shaanxi Bodisen Chemical Co., Ltd., which changed its name to Yang Ling Bodisen Biology Science and Technology Development Company Limited on August 31, 2001. From May 1996 to December 1997, she was the President of Yang Ling Kangyuan Agricultural Chemical Company, a company dedicated to the research and development of agricultural products. Mrs. Wang Qiong graduated from North-West Agronomy College, with a Bachelor of Science degree in 1986.

Bo Chen, Director and President of Bodisen and BBST - Mr. Chen, the President of Bodisen, is one of its original founders and stockholders. From August 1997 to August 2001, Mr. Bo Chen was Chief Operations Officer and Chief Technology Officer of Shaanxi Bodisen Chemical Co., Ltd. From July 1994 to December 1997, he was the Chief Executive Officer and President of Yang Ling Shikanglu Chemurgical Technology Development Co., Ltd. Mr. Chen currently sits on the Board of Directors of China Natural Gas, Inc. Mr. Chen received his Bachelor of Science degree from Shaanxi Normal College in July 1984.

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

Wang Chunsheng, Chief Operating Officer of Bodisen, Executive Vice President and Chief Operating Officer of BBST - Mr. Wang Chunsheng, joined Bodisen in September 2001 as Chief Operations Officer. From September 1999 to August 2001, Mr. Wang Chunsheng was Vice General Manager of the Shaanxi Bodisen Chemical Co. Ltd. responsible for sales and marketing. From January 1997 to July 1999, he held a position as Senior Sales Manager with the Yang Ling Kangyuan Agricultural Chemical Company. Mr. Wang Chunsheng holds agronomist certification.

Yiliang Lai, Chief Financial Officer of Bodisen and BBST - On November 1, 2005, the Company promoted Yiliang Lai to the position of Chief Financial Officer. Mr Lai joined the Company as a financial controller in March 2005. Mr Lai has extensive experience in accounting and auditing matters. He started his career as an accountant at China Shipping in 1986 and in 1999 he joined the CPA firm ShenZhen CaiXin as an auditor. In 2001, Mr Lai joined Shaanxi Kaida Limited as head of accounting and in 2002 he joined Xi’an Hongsheng Biotech as Chief Financial Officer. Mr Lai is a Certified Public Accountant in China as well as a Certified Auditor.

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

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)
Wang Qiong	3,748,780	20.6%
Bo Chen	3,584,096	19.7%
Patrick McManus	68,000	*
David Gatton	68,000	*
Weirui Wan	0	*
Wang Chunsheng	0	*
Yiliang Lai.	0	*
All officers and directors as a group (7 persons)	7,462,626	40.8%

*	Less than 1%.

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

SIGNATURE	TITLE	DATE

/s/ Wang Qiong Wang Qiong	Chairman and Chief Executive Officer	August 2, 2006

/s/ Yiliang Lai Yiliang Lai	Chief Financial Officer	August 2, 2006

/s/ Bo Chen Bo Chen	President and Director	August 2, 2006

/s/ Patrick McManus Patrick McManus	Director	August 2, 2006

/s/ David Gatton David Gatton	Director	August 2, 2006

/s/ Weirui Wan Weirui Wan	Director	August 2, 2006