Form 10QSB/A
period 2006-03-31
BODISEN BIOTECH, INC
filed 2006-08-02
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2006 - 18,176,917 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

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
(UNAUDITED)

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

On February 24, 2004, Bodisen International, Inc. (“BII”), the non-operative holding company of BBST (accounting acquirer) consummated a merger agreement with Stratabid.com, Inc. (legal acquirer)(“Stratabid”), a Delaware corporation, to exchange 12,000,000 shares of Stratabid to the stockholders of BII, in which BII merged into Bodisen Holdings, Inc. (BHI), an acquisition subsidiary of Stratabid, with BHI being the surviving entity. As a part of the merger, Stratabid cancelled 3,000,000 shares of its issued and outstanding stock owned by its former president and declared a stock dividend of three shares on each share of its common stock outstanding for all stockholders on record as of February 27, 2004.

Stratabid was incorporated in the State of Delaware on January 14, 2000 and before the merger, was a start- up stage Internet based commercial mortgage origination business based in Vancouver, BC, Canada.

The exchange of shares with Stratabid has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of BII obtained control of Stratabid. On March 1, 2004, Stratabid was renamed Bodisen Biotech, Inc. (the “Company”). Accordingly, the acquisition has been recorded as a recapitalization of the Company, with BII being treated as the continuing entity.

As a result of the acquisition transaction described above the historical financial statements presented are those of BBST, the operating entity (of BII). The financial statements of legal acquirer are not significant; therefore, no pro forma financial information is submitted.

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

In March 2005, Bodisen Biotech Inc. formed a new 100% wholly-owned subsidiary named Yang Ling Bodisen Agricultural Technology Co., Ltd. (“Agricultural”) in China. Under Chinese law, a newly formed wholly owned subsidiary of a foreign company enjoys an income tax exemption for the first two years and a 50% reduction of normal income tax rates for the following 3 years. In order to extend such tax benefits, in June 2005, Agricultural completed a transaction with Yang Ling Bodisen Biology Science and Technology Development Company Limited (“BBST”), which resulted in Agricultural owning 100% of BBST.

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

Note 3 - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc., its 100% wholly-owned subsidiary Bodisen Holdings, Inc. (“BHI”), BHI’s 100% wholly- owned subsidiary Yang Ling Bodisen Biology Science and Technology Development Company Limited (BBST), and a 100% wholly-owned subsidiary, incorporated in March 2005, named Yang Ling Bodisen Agricultural Technology Co., Ltd. (Agricultural). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

On October 4, 2005, the Company granted 26,000 stock options to two directors (13,000 options each). 20,000 stock options vested immediately and the remaining 6,000 stock options became vested over the next three months. The option exercise price was $6.72 which was the same as fair value of the shares at the time of granting of the options. Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2005	136,000	$5.39	$1,171,280
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2006	136,000	$5.39	$1,412,000

Following is a summary of the status of options outstanding at March 31, 2006:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$5.00	100,000	3.17	$5.00	100,000	$5.00
$5.80	10,000	3.74	$5.80	10,000	$5.80
$6.72	26,000	4.51	$6.72	26,000	$6.72

For options granted during the year ended December 31, 2005, the weighted-average fair value of such options was $3.76.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

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

Overview

The Company is incorporated under the laws of the state of Delaware and its operating subsidiary, Yang Ling Bodisen Biology Science and Technology Development Company Limited (“BBST”), is headquartered in the Shaanxi Province, the People’s Republic of China. The Company engages in the business of manufacturing and marketing organic fertilizers, pesticides, and agricultural raw materials in the People’s Republic of China. It produces numerous product lines, from pesticides to crop specific fertilizers. These products are then marketed and distributed through approximately 600 distribution centers throughout the 20 provinces of the People’s Republic of China. The Company conducts research and development to further improve existing products and develop new formulas and products.

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

Aggregated selling expenses of $474,174 for the three months ended March 31, 2006, an increase of $326,034 or 220% compared to $148,140 for the three months ended March 31, 2005, account for expenses related to costs associated with sales and marketing of the Company’s products and with transportation of its products. As the Company continues to grow revenues, it is selling Bodisen products greater distances from its factories, leading to increased shipping costs, most notably on the compound fertilizer product which is sold in 50 kilogram (110 pounds) units. The increase in the cost of fuel has also had an effect on operating expenses. Operating expenses include general and administrative expenses of $304,224 for the three months ended March 31, 2006 and $278,470 for the three months ended March 31, 2005, an increase of $25,754 or 9.2%. Operating expenses are related to cost of maintaining the company's non-manufacturing facilities, salaries of administrative and sales staff, and other non manufacturing expenses.

Non Operating Income and Expenses. The company had other non operating expense of $124,541 for the three months ended March 31, 2006, the majority of this expense relates to foreign currency translation loss from the funds raised on the AIM Market in the United Kingdom from the time of the raise till the end of the quarter, compared to non operating expense of $416,703 for the three months ended March 31, 2005. The company had interest income of $28,063 for the three months ended March 31, 2006 compared to no interest income for the three months ended March 31, 2005. Interest expense for the three months ended March 31, 2006 was $678,720 compared to $14,131compared to the three months ended March 31, 2005. The majority of the interest expense, $603,886, in the first quarter of 2006 relates to the $5 million note issued December 8, 2005 and repaid during March 2006.

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

The majority of Bodisen Biotech, Inc. revenues and majority of the expenses in 2006 are denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A devaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. Bodisen does not engage in currency hedging. Inflation has not had a material impact on Bodisen’s business.

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

Bodisen Biotech, Inc.

August 2, 2006	By:	/s/Wang Qiong
Wang Qiong
Chief Executive Officer
(Principal Executive Officer)

August 2, 2006	By:	/s/ Yiliang Lai
Yiliang Lai
Chief Financial Officer
(Principal Financial and Accounting Officer)