Form 10QSB
period 2006-06-30
BODISEN BIOTECH, INC
filed 2006-08-14
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 7, 2006 - 18,176,917 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BODISEN BIOTECH, INC.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$17,447,381
Accounts receivable, net of allowance for doubtful accounts of $697,209	17,613,943
Other receivable	1,526,114
Inventory	1,145,025
Advances to suppliers	8,934,286
Prepaid expense	47,714
Other current assets	2,083

Total current assets	46,716,546

PROPERTY AND EQUIPMENT, net	5,160,897

CONSTRUCTION IN PROGRESS	2,618,316

MARKETABLE SECURITY	5,716,637

INTANGIBLE ASSETS	2,072,233

TOTAL ASSETS	$62,284,629

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,852,149
Other payables	154,246
Accrued expenses	497,017

Total current liabilities	2,503,412

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued
Common stock, $0.0001 per share; authorized 30,000,000 shares;
issued and outstanding 18,176,917	1,818
Additional paid-in capital	32,860,075
Other comprehensive income	3,555,315
Statutory reserve	3,742,991
Retained earnings	19,621,018
Total stockholders' equity	59,781,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,284,629

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2006	2005	2006	2005

Net Revenue	$16,382,189	$8,416,805	$26,917,549	$13,118,480

Cost of Revenue	9,970,253	5,161,141	16,269,374	8,208,639

Gross profit	6,411,936	3,255,664	10,648,175	4,909,841

Operating expenses
Selling expenses	671,469	231,768	1,145,643	379,908
General and administrative expenses	546,738	14,709	850,962	709,882
Total operating expenses	1,218,207	246,477	1,996,605	1,089,790

Income from operations	5,193,729	3,009,187	8,651,570	3,820,051

Non-operating income (expense):
Other income (expense)	656,916	—	532,375	—
Interest income	29,231	48,055	57,294	48,055
Interest expense	(198)	(365,228)	(678,918)	(379,360)

Total non-operating income (expense)	685,949	(317,173)	(89,249)	(331,305)

Net income	5,879,678	2,692,014	8,562,321	3,488,746

Other comprehensive income
Foreign currency translation (loss)	158,603	—	118,103	—
Unrealized gain on marketable equity security	(3,384,580)	—	(1,093,797)	—

Comprehensive Income	$2,653,701	$2,692,014	$7,586,627	$3,488,746

Weighted average shares outstanding :
Basic	18,176,917	15,272,926	17,698,731	15,270,759
Diluted	18,310,931	15,692,205	17,848,452	15,562,010

Earnings per share:
Basic	$0.32	$0.18	$0.48	$0.23
Diluted	$0.32	$0.17	$0.48	$0.22

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Six Month Periods Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,562,321	$3,488,746
Adjustments to reconcile net income to net cash
provided by (used in) in operating activities:
Depreciation and amortization	221,588	100,512
Amortization of debt discounts	603,886	259,505
Exchange loss	(249,490)	—
Value of vested option issued to directors	7,523	—
(Increase) / decrease in assets:
Accounts receivable	(10,019,514)	(2,097,016)
Other receivable	(3,863,855)	—
Inventory	45,776	(276,588)
Advances to suppliers	(4,308,245)	(68,653)
Other assets	14,806	(1,523,272)
Increase / (decrease) in current liabilities:		—
Accounts payable	1,793,559	626,968
Other payables	3,533,183	352,067
Accrued expenses	83,702	(136,680)
Other	—	(68,855)

Net cash provided by (used in) operating activities	(3,574,760)	656,734

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(381,187)	(1,871,116)
Additions to construction in progress	(724,537)	—

Net cash used in investing activities	(1,105,724)	(1,871,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(5,000,000)	—
Repayments of loans to officers	—	(1,415,217)
Proceeds from issuance of convertible note	—	3,000,000
Proceeds from issuance of common stock	26,682,511	—
Payment of offering costs	(6,132,707)	—
Proceeds from the exercise of warrants	220,160	-

Net cash provided by financing activities	15,769,964	1,584,783

Effect of exchange rate changes on cash and cash equivalents	81,004	—

NET INCREASE IN CASH & CASH EQUIVALENTS	11,170,484	370,401

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,276,897	2,121,811

CASH & CASH EQUIVALENTS, ENDING BALANCE	$17,447,381	$2,492,212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$112,500	$379,360
Income taxes paid	$—	$—

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

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Foreign Currency Translation

As of June 30, 2006 and 2005, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (RMB). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $697,209 as at June 30, 2006.

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $8,934,286 at June 30, 2006.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

At June 30, 2006, the following are the details of the property and equipment:

Operating equipment	$953,811
Vehicles	578,389
Office equipment	74,806
Buildings	4,319,177
5,926,183
Less accumulated depreciation	(765,286)
$5,160,897

Depreciation expense for the six months ended June 30, 2006 and 2005 was $154,774 and $35,572, respectively.

On June 30, 2006, the Company has “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $2,618,316.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. During the six months ended June 30, 2006, the Company recognized compensation expense of $7,523 related to certain employee option issued in 2005 that vested during the six months ended June 30, 2006.

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

In March 2005, Bodisen Biotech Inc. formed a new 100% wholly-owned subsidiary named Yang Ling Bodisen Agricultural Technology Co., Ltd. (“Agricultural”) in China. Under Chinese law, a newly formed wholly owned subsidiary of a foreign company enjoys an income tax exemption for the first two years and a 50% reduction of normal income tax rates for the following 3 years. In order to extend such tax benefits, in June 2005, Agricultural completed a transaction with Yang Ling Bodisen Biology Science and Technology Development Company Limited (BBST), which resulted in Agricultural owning 100% of BBST.

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $706,024 at June 30, 2006 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the six months ended June 30, 2006 and 2005, other comprehensive income in the consolidated statements of income and other comprehensive income included translation loss of $118,103 and $0, respectively.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 3 - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc., its 100% wholly-owned subsidiary Bodisen Holdings, Inc. (“BHI”), BHI’s 100% wholly- owned subsidiary Yang Ling Bodisen Biology Science and Technology Development Company Limited (BBST) and its 100% owned entity Sinkiang Bodisen Agriculture Material Co., Ltd., and a 100% wholly-owned subsidiary, incorporated in March 2005, named Yang Ling Bodisen Agricultural Technology Co., Ltd. (Agricultural). All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 4 - Marketable Security

During the year ended December 31, 2005, the Company purchased 2,063,768 shares of China Natural Gas, Inc. (traded on the OTCBB: CHNG) for $2,867,346. At June 30, 2006, the fair value of this investment was $5,716,637 which resulted in an unrealized loss of $1,093,797 for the six months ended June 30, 2006, which is included in other comprehensive income. At June 30, 2006, this represented an 8.6% interest in China Natural Gas, Inc. Unrealized gains of $2,849,291 at June 30, 2006 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Note 5 - New subsidiary

In June 2006, the Company invested $6,253,439 to own 100% equity in a new compound fertilizer production company, Sinkiang Bodisen Agriculture Material Co., Ltd., located in Xinjiang Province A La Er City. The investment amount is kept in a bank account in Urumuqi City and has been reflected as a part of cash and cash equivalents in the accompanying financial statements.

Note 6- Intangible Assets

Net intangible assets at June 30, 2006 were as follows:

Rights to use land	$1,709,632
Fertilizers proprietary technology rights	1,000,550
2,710,182
Less Accumulated amortization	(637,949)
$2,072,233

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

Amortization expense for the Company’s intangible assets for the six months ended June 30, 2006 and 2005 amounted to $66,814 and $64,940, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be: 2007-$130,000, 2008-$130,000, 2009-$130,000, 2010-$130,000 and 2011-$130,000.

Note 7 - Other Payable

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

Note 9 - Stockholders’ Equity

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2006, 32,000 warrants were exercised and the Company received proceeds of $220,160.

Note 10 - Stock Options and Warrants

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $7,523 in share-based compensation expense for the six months ended June 30, 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The pro forma expense to recognize during the six months ended June 30, 2005 is as follows:

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net icome:
As reported	$3,488,746
Compensation recognized under APB 25	—
Compensation recognized under SFAS 123	(12,000)
Pro forma	$3,476,746
Basic earnings per share:
As reported	$0.23
Pro forma	$0.23
Diluted earnings per share:
As reported	$0.22
Pro forma	$0.22

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

On October 4, 2005, the Company granted 26,000 stock options to two directors (13,000 options each). 20,000 stock options vested immediately and the remaining 6,000 stock options became vested over the next three months. The option exercise price was $6.72 which was the same as fair value of the shares at the time of granting of the options. Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2005	136,000	$5.39	$1,171,280
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, June 30, 2006	136,000	$5.39	$1,104,640

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of the status of options outstanding at June 30, 2006:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$5.00	100,000	2.93	$5.00	100,000	$5.00
$5.80	10,000	3.50	$5.80	10,000	$5.80
$6.72	26,000	4.27	$6.72	26,000	$6.72

For options granted during the year ended December 31, 2005, the weighted-average fair value of such options was $3.76.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	4.0%
Expected life of the options	5.00 years
Expected volatility	62%
Expected dividend yield	0

For options granted during the year ended December 31, 2004, the weighted-average fair value of such options was $1.92.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

First 100,000 stock options granted on June 4, 2004:

Risk-free interest rate	4.0%
Expected life of the options	5.00 years
Expected volatility	35%
Expected dividend yield	0

Second 10,000 stock options granted on December 28, 2004

Risk-free interest rate	4.0%
Expected life of the options	5.00 years
Expected volatility	40%
Expected dividend yield	0

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants

Following is a summary of the warrant activity:

Outstanding, December 31, 2005	165,333
Granted	—
Forfeited	—
Exercised	32,000
Outstanding, June 30, 2006	133,333

Following is a summary of the status of warrants outstanding at June 30, 2006:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$7.50	133,333	4.44	$7.50	133,333	$7.50

Note 11 - Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan. The total expense for the above plan $0 and $36,924 for the six months ended June 30, 2006 and 2005, respectively. The Company has recorded welfare payable of $263,034 at June 30, 2006 which is included in accrued expenses in the accompanying consolidated balance sheet.

Since September, 2005, the Company was not required to accrue welfare contributions as the Company became a foreign investment Company.

Note 12 - Statutory Common Welfare Fund

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

iii.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2006 and 2005. The amount included in the statutory reserve for the six months ended June 30, 2006 and 2005 amounted to $458,687 and $174,437, respectively.

Note 13 - Statutory Reserve

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $917,373 and $348,875 as statutory reserve for the six months ended June 30, 2006 and 2005, respectively.

Note 14 - Earnings Per Share

Earnings per share for six months June 30, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	Three Months Ended June 30,
	2006			2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income	$5,879,678			$2,692,014

Weighed shares outstanding		18,176,917			15,272,926

			$0.32			$0.18

Diluted earnings per share

Net income	$5,879,678			$2,692,014

Weighed shares outstanding		18,176,917			15,272,926
Effect of dilutive securities
Options		78,777			419,279
Warrants		55,237			—
		18,310,931			15,692,205

			$0.32			$0.17

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2006			2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income	$8,562,321			$3,488,746

Weighed shares outstanding		17,698,731			15,270,759

			$0.48			$0.23

Diluted earnings per share

Net income	$8,562,321			$3,488,746

Weighed shares outstanding		17,698,731			15,270,759
Effect of dilutive securities
Options		85,419			291,251
Warrants		64,302			—
		17,848,452			15,562,010

			$0.48			$0.22

 Note 15 - Current Vulnerability Due to Certain Concentrations

Four vendors provided 79% of the Company’s raw materials for the six months ended June 30, 2006 and five vendors provided 81% of the Company’s raw materials for the six months ended June 30, 2005. The payable balance for these parties amounted to $1,532,101 at June 30, 2006.

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

 Note 16 - Reclassifications

Certain prior period amounts have been reclassified to conform to the six months ended June 30, 2006 presentation.

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

Recent Accounting Pronouncements

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

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

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Revenue. The Company generated revenues of $16,382,189 for the three months ended June 30, 2006, an increase of $7,965,384 or 94.6%, compared to $8,416,805 for the three months ended June 30, 2005. We have had an extremely strong quarter this period, as we continue to increase our customer base, but more significantly our existing loyal customers are now buying our full product line. In the past many customers were trying out our products but were nervous to try the whole product line at once. As they had success with one of our products they kept trying different products for their various crops. In addition, word of mouth, favorable press, and local agricultural ministries have spoken favorably about our products and had a tremendous impact on the farming population. Their message has served to educate the farmers about the impact of our products on crop yields and the environmentally friendly nature of our products.

Gross profit. The Company achieved a gross profit of $6,411,936 for the three months ended June 30, 2006, an increase of $3,156,272 or 96.9%, compared to $3,255,664 for the three months ended June 30, 2005. Gross margin, as a percentage of revenues, increased from 38.7% for the three months ended June 30, 2005, to 39.1% for the three months ended June 30, 2006. The increase in gross margin was primarily attributable to an across the board increase in the selling price of our products. During the first quarter of 2006 the Company raised its prices twice. The first increase was industry wide reflecting an increase in the cost of raw materials. With a growing demand for the Bodisen brand name it was realized that the marketplace would accept paying a premium for Bodisen brand products, so the Company raised its prices again. In addition, the Company used the $5,000,000 from the short term note that was issued in December 2005, to enter into purchasing agreements that locked in the 2005 price levels for all raw materials the Company purchases during 2006. Gross profit is calculated by deducting from revenues the raw materials used to produce the finished products as well as charges for depreciation, employee welfare, repairs to machinery and equipment, all inventoriable costs and all other costs incident to or necessary for the production of our products.

Operating expenses. The Company incurred operating expenses of $1,218,207 for the three months ended June 30, 2006, an increase of $971,730 or 394.2%, compared to $246,477 for the three months ended June 30, 2005. While the road construction that was started in early April 2006 and completed in mid June of 2006, in front of one of our factories, did not have a significant effect on our revenues it did impact our operating costs. The operating expenses are also related to increased sales and marketing costs associated to the 94% increase in sales for the three months ended June 2006.

Aggregated selling expenses of $671,469 for the three months ended June 30, 2006, an increase of $439,701 or 189.7% compared to $231,768 for the three months ended June 30, 2005, account for expenses related to costs associated with sales and marketing of the Company’s products and with transportation of its products. As the Company continues to grow revenues, it is selling Bodisen products greater distances from its factories, leading to increased shipping costs, most notably on the compound fertilizer product which is sold in 50 kilogram (110 pounds) units. The increase in the cost of fuel has also had an effect on operating expenses. Operating expenses include general and administrative expenses of $546,738 for the three months ended June 30, 2006 and $14,709 for the three months ended June 30, 2005, an increase of $532,029 or 3,617.0%. Operating expenses are related to the cost of maintaining the company's non manufacturing facilities, salaries of administrative and sales staff, and other non manufacturing expenses.

Net Income. Net income increased by 118.4% to $5,879,678 during the three months ended June 30, 2006, an increase of $3,187,664, from $2,692,014 for the three months ended June 30, 2005. Earnings per share (EPS) rose to $0.32 for the three months ended June 30, 2006 from $0.18 for the three months ended June 30, 2005. The increase was attributed to a very strong marketing campaign focused on increasing cross selling of all our products to our loyal customers , and growing the demand in new markets and regions throughout China. The strong growth in net income also occurred as a result of management's strategic decision to place the $5,000,000 note in December 2005 and lock in raw material costs before any announced increases.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenue. The Company generated revenues of $26,917,549 for the six months ended June 30, 2006, an increase of $13,799,069 or 105.2%, compared to $13,118,480 for the six months ended June 30, 2005. We have had an extremely strong first half of the year, that was made possible by a strong loyal base of customers buying more items from our product line as they keep achieving greater crop yields. Bodisen’s brand strength is also growing through word of mouth and the local press in China’s agricultural community. The company has also benefited from the provincial and central government agricultural ministries that have promoted the use of organic fertilizers to enhance the environment and produce a healthy food supply for the Chinese people.

Gross profit. The Company achieved a gross profit of $10,648,175 for the six months ended June 30, 2006, an increase of $5,738,334 or 116.9%, compared to $4,909,841 for the six months ended June 30, 2005. Gross margin, as a percentage of revenues, increased from 37.4% for the six months ended June 30, 2005, to 39.6% for the six months ended June 30, 2006. The increase in gross margin was primarily attributable to an across the board increase in the selling price of our products. During the first quarter the Company raised its prices twice. The first increase was industry wide reflecting an increase in the cost of raw materials. With a growing demand for the Bodisen brand name it was realized that the marketplace would accept paying a premium for Bodisen brand products, so the Company raised its prices again. In addition, the Company used the $5,000,000 from the short term note that was issued in December 2005, to enter into purchasing agreements that locked in the 2005 price levels for all raw materials the Company purchases during 2006. Gross profit is calculated by deducting from revenues the raw materials used to produce the finished products as well as charges for depreciation, employee welfare, repairs to machinery and equipment, all inventoriable costs and all other costs incident to or necessary for the production of our products.

Operating expenses. The Company incurred operating expenses of $1,996,605 for the six months ended June 30, 2006, an increase of $906,815 or 83.2%, compared to $1,089,790 for the six months ended June 30, 2005. While the road construction that was started in early April 2006 and completed in mid June of 2006, in front of one of our factories, did not have a significant effect on our revenues it did impact our operating costs. The operating expenses are also related to increased sales and marketing costs associated to the 105.2% increase in sales for the first six months ended June 2006.

Aggregated selling expenses of $1,145,643 for the six months ended June 30, 2006, an increase of $765,735 or 201.6% compared to $379,908 for the six months ended June 30, 2005, account for expenses related to costs associated with sales and marketing of the Company’s products and with transportation of its products. As the Company continues to grow revenues, it is selling Bodisen products greater distances from its factories, leading to increased shipping costs, most notably on the compound fertilizer product which is sold in 50 kilogram (110 pounds) units. The increase in the cost of fuel has also had an effect on operating expenses. Operating expenses include general and administrative expenses of $850,962 for the six months ended June 30, 2006 and $709,882 for the six months ended June 30, 2005, an increase of $141,080 or 19.9%. Operating expenses are related to cost of maintaining the company's non manufacturing facilities, salaries of administrative and sales staff, and other non manufacturing expenses.

Net Income. Net income increased by 145.4% to $8,562,321 during the six months ended June 30, 2006, an increase of $5,073,575, from $3,488,746 for the six months ended June 30, 2005. Earnings per share (EPS) rose to $0.48 for the six months ended June 30, 2006 from $0.23 for the six months ended June 30, 2005. The increase was attributed to a very strong marketing campaign focused on increasing cross selling of all our products to our loyal customers , and growing the demand in new markets and regions throughout China. The strong growth in net income also occurred as a result of management's strategic decision to place the $5,000,000 note in December 2005 and lock in raw material costs before any announced increases.

Liquidity and Capital Resources

As of June 30, 2006 the Company had $17,447,381 of cash and cash equivalents on hand, compared to $6,276,897 cash and cash equivalents on hand as of December 31, 2005. The significant increase is due to the sale of Company stock during the six months ended June 30, 2006 that resulted in gross proceeds of $26,682,511. The Company invested $6,253,439 to establish a new compound fertilizer production  company in Xinjiang Province A la Er City. The investment amount is kept in a bank account in  Uramuqi City,  Xinjiang Province.

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

On February 3, 2006, we entered into an agreement to sell 1,643,836 shares of the Company’s common stock at 730 pence (approximately $12.99). These shares are to be traded on the AIM Market of the London Stock Exchange. The resulting proceeds were approximately 12,000,000 British pounds sterling (approximately $21,360,000). The proceeds are intended for construction of two factories in the Northwest and Northeast of China, allowing the Company to greatly increase the geographical area in which it can sell its products by overcoming the logistical issues in selling and shipping its products over increasingly greater distances. In June 2006, the Company invested $6,235,439 in a new subsidiary to establish the factory in Xinjiang Province in Northwest China. In addition, proceeds will also be used to purchase raw materials and for general corporate purposes.

On March 15, 2006 the Company completed a financing of US$5,322,506 by issuing 380,179 restricted shares of common stock at $14.00 per share to private institutional investors in a private placement. The proceeds of this financing were used to repay the $5,000,000 short term note plus interest which the Company entered into on December 2005.

As of June 30, 2006 accounts payable was $1,852,149, other payables were $154,246 and accrued expenses were $497,017. Cash outflows from financing activities increased from $1,584,783 for the six months ended June 30, 2005 to $15,769,964 for the six months ended June 30, 2006, as a result of the issuance of common stock during the six month period ended June 30, 2006. Accounts receivable at June 30, 2006, were $17,613,943.

Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations as well as from recent financings will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for the short term. Upon, completion of the factory that we expect to build in the Northeast of China from the proceeds of the February 3, 2006 listing of the company’s common stock on the AIM Market of the London Stock Exchange, we will reevaluate our capital needs.

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

None.

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

Bodisen Biotech, Inc.

August 14, 2006	By:	/s/ Wang Qiong
Wang Qiong Chief Executive Officer (Principal Executive Officer)

August 14, 2006	By:	/s/ Yiliang Lai
Yiliang Lai Chief Financial Officer (Principal Financial and Accounting Officer)