Form 10QSB
period 2006-09-30
BODISEN BIOTECH, INC
filed 2006-11-13
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

001-32616
(Commission file number)

BODISEN BIOTECH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0381367
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

North Part of Xinquia Road, Yang Ling AG
High-Tech Industries Demonstration Zone
Yang Ling, China 712100
(Address of principal executive offices)

86-29-870749
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 2, 2006 - 18,176,917 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

BODISEN BIOTECH, INC.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$15,223,935
Accounts receivable, net of allowance for doubtful accounts of $1,515,074	20,128,848
Other receivable	2,705,935
Inventory	1,454,741
Advances to suppliers	8,304,715
Prepaid expense	61,401

Total current assets	47,879,575

PROPERTY AND EQUIPMENT, net	5,142,797

CONSTRUCTION IN PROGRESS	2,712,078

MARKETABLE SECURITY	5,881,739

INTANGIBLE ASSETS	2,062,000

OTHER ASSETS	744,959

TOTAL ASSETS	$64,423,148

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$154,844
Accrued expenses	469,928

Total current liabilities	624,772

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued
Common stock, $0.0001 per share; authorized 30,000,000 shares;
issued and outstanding 18,176,917	1,818
Additional paid-in capital	32,860,075
Other comprehensive income	4,382,429
Statutory reserve	4,129,786
Retained earnings	22,424,268
Total stockholders' equity	63,798,376

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,423,148

The accompanying notes are an integral part of these consolidated financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2006	2005	2006	2005

Net Revenue	$12,713,217	$10,516,790	$39,630,766	$23,635,270

Cost of Revenue	7,839,351	6,561,181	24,108,725	14,769,820

Gross profit	4,873,866	3,955,609	15,522,041	8,865,450

Operating expenses
Selling expenses	557,965	294,860	1,703,608	674,768
General and administrative expenses	1,154,673	299,557	2,005,635	1,009,439
Total operating expenses	1,712,638	594,417	3,709,243	1,684,207

Income from operations	3,161,228	3,361,192	11,812,798	7,181,243

Non-operating income (expense):
Other income (expense)	(31,771)	-	500,604	-
Interest income	60,835	(5,461)	118,129	42,594
Interest expense	(247)	(484,690)	(679,165)	(864,050)

Total non-operating income (expense)	28,817	(490,151)	(60,432)	(821,456)

Net income	3,190,045	2,871,041	11,752,366	6,359,787

Other comprehensive income
Foreign currency translation gain	662,012	524,838	780,115	524,838
Unrealized gain (loss) on marketable equity security	165,102	-	(928,695)	-

Comprehensive Income	$4,017,159	$3,395,879	$11,603,786	$6,884,625

Weighted average shares outstanding :
Basic	18,176,917	15,326,344	17,859,878	15,289,569
Diluted	18,303,299	15,619,663	18,002,639	15,982,006

Earnings per share:
Basic	$0.18	$0.19	$0.66	$0.42
Diluted	$0.17	$0.18	$0.65	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Nine Month Periods Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,752,366	$6,359,787
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	335,842	498,950
Amortization of debt discounts	603,886	634,285
Exchange loss	(16,828)	-
Value of vested option issued to directors	7,523	-
(Increase) / decrease in assets:
Accounts receivable	(12,336,536)	(2,639,949)
Other receivable	(4,968,421)	-
Inventory	(246,935)	(269,999)
Advances to suppliers	(3,599,885)	90,686
Other assets	3,960	(26,087)
Increase / (decrease) in current liabilities:
Accounts payable	99,935	292,786
Other payables	3,374,315	378,699
Accrued expenses	51,735	(307,900)
Other	-

Net cash provided by (used in) operating activities	(4,939,043)	5,011,258

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(386,268)	(3,393,085)
Additions to construction in progress	(789,911)	(356,405)
Loan receivable	-	(29,274)
Investments	(735,536)	(2,869,360)

Net cash used in investing activities	(1,911,715)	(6,648,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(5,000,000)	-
Repayments of loans to officers	-	(99,700)
Proceeds from issuance of convertible note	-	3,000,000
Proceeds from issuance of common stock	26,682,511	-
Payment of offering costs	(6,132,707)	-
Proceeds from the exercise of warrants	220,160	-

Net cash provided by financing activities	15,769,964	2,900,300

Effect of exchange rate changes on cash and cash equivalents	27,832	455,983

NET INCREASE IN CASH & CASH EQUIVALENTS	8,947,038	1,719,417

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,276,897	2,121,811

CASH & CASH EQUIVALENTS, ENDING BALANCE	$15,223,935	$3,841,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$112,500	$78,143
Income taxes paid	$-	$-

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

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Foreign Currency Translation

As of September 30, 2006 and 2005, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income

Note 2 - Summary of Significant Accounting Policies

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded based on the Company’s historical collection history. Allowance for doubtful debts amounted to $1,515,074 as at September 30, 2006 which was approximately 7% of the accounts receivable balance.

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $8,304,715 at September 30, 2006.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

At September 30, 2006, the following are the details of the property and equipment:

Operating equipment	$922,586
Vehicles	543,348
Office equipment	69,099
Buildings	4,368,602
5,903,635
Less accumulated depreciation	(760,838)
$5,142,797

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $235,292 and $195,489, respectively.

On September 30, 2006, the Company has “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $2,712,078.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. During the nine months ended September 30, 2006, the Company recognized compensation expense of $7,523 related to certain employee option issued in 2005 that vested during the 2006.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $1,368,036 at September 30, 2006 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the nine months ended September 30, 2006 and 2005, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gain of $780,115 and $524,838, respectively.

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

Recent Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company adopted FAS No. 123R on January 1, 2006 and the adoption of this statements did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our financial statements.

In June 2005, the FASB ratified the EITF consensus to amend EITF No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights". The EITF agreed to amend the Protective Rights section of this consensus, as well as Example of Exhibit 96-16A, to be consistent with the consensus reached in Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similarly Entity When the Limited Partners Have Certain Rights." The provisions of this amendment should be applied prospectively to new investments and to investment agreements that are modified after June 29, 2005. Management believes the adoption of this pronouncement will not have a material effect on our financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its financial position or results of operations.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose 'Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statement.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

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

Note 4 - Marketable Security

During the year ended December 31, 2005, the Company purchased 2,063,768 shares of China Natural Gas, Inc. (traded on the OTCBB: CHNG) for $2,867,346. At September 30, 2006, the fair value of this investment was $5,881,739 which resulted in an unrealized loss of $928,695 for the nine months ended September 30, 2006, which is included in other comprehensive income. At September 30, 2006, this represented an 8.5% interest in China Natural Gas, Inc.

Note 5 -Other Long-term Assets and New Subsidiary

In the three month period ended September 30, 2006, the Company acquired 19.5% interest of a local company by paying $744,959 cash.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

New subsidiary

In June 2006, the Company invested $6,253,439 to own 100% equity in a new compound fertilizer production company, Sinkiang Bodisen Agriculture Material Co., Ltd., located in Xinjiang Province A La Er City. The investment amount is kept in a bank account in Urumuqi City and has been reflected as a part of cash and cash equivalents in the accompanying financial statements. As of September 30, 2006, the registration process has not been completed.

Note 6- Intangible Assets

Net intangible assets at September 30, 2006 were as follows:

Rights to use land	$1,729,196
Fertilizers proprietary technology rights	1,012,000
2,741,196
Less Accumulated amortization	(679,196)
$2,062,000

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

Amortization expense for the Company’s intangible assets for the nine months ended September 30, 2006 and 2005 amounted to $100,550 and $64,940, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be: 2007-$130,000, 2008-$130,000, 2009-$130,000, 20010-$130,000 and 20110-$130,000.

Note 7 - Accounts Payable and Accrued Expenses

As of September 30, 2006, the Company has accounts payable $154,844 and accrued expenses of $469,928. The accounts payable comprised of payables to vendors. The accrued expenses comprised of accrued payroll expenses, accrued welfare expenses, accrued tax expenses, accrued utilities expenses, and other accrued expenses.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Primarily as a result of adopting SFAS No. 123R, the Company recognized $7,523 in share-based compensation expense for the nine months ended September 30, 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The pro forma expense to recognize during the nine months ended September 30, 2005 is as follows:

Net income:
As reported	$6,359,787
Compensation recognized under APB 25	—
Compensation recognized under SFAS 123	(12,000)
Pro forma	$6,347,787
Basic earnings per share:
As reported	$0.42
Pro forma	$0.42
Diluted earnings per share:
As reported	$0.40
Pro forma	$0.40

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

On October 4, 2005, the Company granted 26,000 stock options to two directors (13,000 options each). 20,000 stock options vested immediately and the remaining 6,000 stock options became vested over the next three months. The option exercise price was $6.72 which was the same as fair value of the shares at the time of granting of the options. Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2005	136,000	$5.39	$1,171,280
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2006	136,000	$5.39	$1,104,640

Following is a summary of the status of options outstanding at September 30, 2006:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$5.00	100,000	2.93	$5.00	100,000	$5.00
$5.80	10,000	3.50	$5.80	10,000	$5.80
$6.72	26,000	4.27	$6.72	26,000	$6.72

For options granted during the year ended December 31, 2005, the weighted-average fair value of such options was $3.76.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	4.0%
Expected life of the options	5.00 years
Expected volatility	62%
Expected dividend yield	0

For options granted during the year ended December 31, 2004, the weighted-average fair value of such options was $1.92.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

First 100,000 stock options granted on June 4, 2004:

Risk-free interest rate	4.0%
Expected life of the options	5.00 years
Expected volatility	35%
Expected dividend yield	0

Second 10,000 stock options granted on December 28, 2004

Risk-free interest rate	4.0%
Expected life of the options	5.00 years
Expected volatility	40%
Expected dividend yield	0

Warrants

Following is a summary of the warrant activity:

Outstanding, December 31, 2005	165,333
Granted	-
Forfeited	-
Exercised	32,000
Outstanding, September 30, 2006	133,333

Following is a summary of the status of warrants outstanding at September 30, 2006:

Outstanding Warrants			Exercisable Warrants

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$7.50	133,333	4.44	$7.50	133,333	$7.50

Note 11 - Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan. The total expense for the above plan were $0 and $50,795 for the nine months ended September 30, 2006 and 2005, respectively. The Company has recorded welfare payable of $263,034 at September 30, 2006 which is included in accrued expenses in the accompanying consolidated balance sheet.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2006 and 2005. The amount included in the statutory reserve for the nine months ended September 30, 2006 and 2005 amounted to $621,345 and $687,017, respectively.

Note 13 - Statutory Reserve

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $1,242,693 and $1,374,037 as statutory reserve for the nine months ended September 30, 2006 and 2005, respectively.

Note 14 - Earnings Per Share

Earnings per share for nine months September 30, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	Three Months Ended September 30,
	2006			2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income	$3,190,045			$2,871,041

Weighed shares outstanding		18,176,917			15,326,344

			$0.18			$0.19

Diluted earnings per share

Net income	$3,190,045			$2,871,041

Weighed shares outstanding		18,176,917			15,326,344
Effect of dilutive securities
Options		75,544			293,319
Warrants		50,838			-
		18,303,299			15,619,663

			$0.17			$0.18

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2006			2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income	$11,752,366			$6,359,787

Weighed shares outstanding		17,859,878			15,289,569

			$0.66			$0.42

Diluted earnings per share

Net income	$11,752,366			$6,359,787

Weighed shares outstanding		17,859,878			15,289,569
Effect of dilutive securities
Options		82,476			692,437
Warrants		60,285			-
		18,002,639			15,982,006

			$0.65			$0.40

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 Note 15 - Current Vulnerability Due to Certain Concentrations

Three vendors provided 44.9%, 15.5% and 14.9% of the Company’s raw materials for the nine months ended September 30, 2006 and four vendors provided 22.0%, 19.5%, 14.2% and 13.9% of the Company’s raw materials for the nine months ended September 30, 2005. The payable balance for these parties amounted to $1,532,098 at September 30, 2006.

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

  Note 16 - Reclassifications

Certain prior period amounts have been reclassified to conform to the nine months ended September 30, 2006 presentation.

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

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenue. The Company generated revenues of $12,713,217 for the three months ended September 30, 2006, an increase of $2,196,427 or 20.9%, compared to $10,516,790 for the three months ended September 30, 2005. The growth in revenue was primarily attributable to the increase in the customer base as the company continued to aggressively market their products and the growing awareness in the agricultural industry in the markets in which they do business of the efficacy of their products. The Bodisen brand name has become synonymous with proven higher crop yields. The completion of the new factory in early 2005 enabled the company to meet the growing demand for all of its products.

Gross profit. The Company achieved a gross profit of $4,873,866 for the three months ended September 30, 2006, an increase of $918,257 or 23.2%, compared to $3,955,609 for the three months ended September 30, 2005. Gross margin, as a percentage of revenues, increased from 37.6% for the three months ended September 30, 2005, to 38.3% for the three months ended September 30, 2006. The increase in gross margin was primarily attributable to the increase in the prices of main products. During 2006 the Company raised its prices two times. The first was due to price increases throughout the industry and then it was realized that the marketplace would accept paying a premium for Bodisen brand products, so the Company raised its prices again. In addition, the Company used the $5,000,000 from the short term note that was issued in December 2005, to enter into purchasing agreements that locked in the 2005 price levels for all raw materials the Company purchases during 2006.

Operating expenses. The Company incurred operating expenses of $1,712,638 for the three months ended September 30, 2006, an increase of $1,118,221 or 188.1%, compared to $594,417 for the three months ended September 30, 2005. These operating expenses are related to increased sales and marketing costs related to the 20.9% increase in sales for the first three months ended September 30 2006.

Aggregated selling expenses of $557,965 for the three months ended September 30, 2006, an increase of $263,105 or 89.2% compared to $294,860 for the three months ended September 30, 2005, account for expenses related to costs associated with sales and marketing of the Company’s products and with transportation of its products. As the Company continues to grow revenues, it is selling Bodisen products greater distances from its factories, leading to increased shipping costs, most notably on the compound fertilizer product which is sold in 50 kilogram (110 pounds) units. The increase in the cost of fuel has also had an effect on operating expenses. Operating expenses include general and administrative expenses of $1,154,673 for the three months ended September 30, 2006 and $299,557 for the three months ended September 30, 2005, an increase of $855,116 or 285.5%. Operating expenses are related to the cost of maintaining the company's facilities, salaries and research and development. The significant increase in general and administrative expenses is due to an increase in the allowance for bad debt of approximately $675,000 during the quarter ended September 30, 2006.

Net Income. Net income increased by 11.1% to $3,190,045 during the three months ended September 30, 2006, an increase of $319,004 from $2,871,041 for the three months ended September 30, 2005. Earnings per share (EPS) decreased to $0.18 for the three months ended September 30, 2006 from $0.19 for the three months ended September 30, 2005. The increase in net income was attributed to a marketing campaign that has two goals: first, to saturate the markets where the company has sold product in the past so that it can achieve greater market penetration and secondly to grow the demand in new markets and regions throughout China. The strong growth in net income also occurred as a result of management's strategic decision to place the $5,000,000 note in December 2005 and lock in raw material costs before any announced increases.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenue. The Company generated revenues of $39,630,766 for the nine months ended September 30, 2006, an increase of $15,995,496 or 67.7%, compared to $23,635,270 for the nine months ended September 30, 2005. The growth in revenue was primarily attributable to the increase in the customer base as the company continued to aggressively market their products and the growing awareness in the agricultural industry in the markets in which they do business of the efficacy of their products. The Bodisen brand name has become synonymous with proven higher crop yields. The completion of the new factory in early 2005 enabled the company to meet the growing demand for all of its products.

Gross profit. The Company achieved a gross profit of $15,522,041 for the nine months ended September 30, 2006, an increase of $6,656,591 or 75.1%, compared to $8,865,450 for the nine months ended September 30, 2005. Gross margin, as a percentage of revenues, increased from 37.5% for the nine months ended September 30, 2005, to 39.2% for the nine months ended September 30, 2006. The increase in gross margin was primarily attributable to the increase in the prices of main products. During the nine months ended September 30, 2006 the Company raised its prices two times. The first was due to price increases throughout the industry and then it was realized that the marketplace would accept paying a premium for Bodisen brand products, so the Company raised its prices again. In addition, the Company used the $5,000,000 from the short term note that was issued in December 2005, to enter into purchasing agreements that locked in the 2005 price levels for all raw materials the Company purchases during 2006.

Operating expenses. The Company incurred operating expenses of $3,709,243 for the nine months ended September 30, 2006, an increase of $2,025,036 or 120.2%, compared to $1,684,207 for the nine months ended September 30, 2005. These operating expenses are related to increased sales and marketing costs related to the 67.7% increase in sales for the first nine months of 2006.

Aggregated selling expenses of $1,703,608 for the nine months ended September 30, 2006, an increase of $1,028,840 or 152.5% compared to $674,768 for the nine months ended September 30, 2005, account for expenses related to costs associated with sales and marketing of the Company’s products and with transportation of its products. As the Company continues to grow revenues, it is selling Bodisen products greater distances from its factories, leading to increased shipping costs, most notably on the compound fertilizer product which is sold in 50 kilogram (110 pounds) units. The increase in the cost of fuel has also had an effect on operating expenses. Operating expenses include general and administrative expenses of $2,005,635 for the nine months ended September 30, 2006 and $1,009,439 for the nine months ended September 30, 2005, an increase of $996,196 or 98.7%. Operating expenses are related to the cost of maintaining the company's facilities, salaries and research and development. The significant increase in general and administrative expenses is due to an increase in the allowance for bad debt of approximately $675,000 during the quarter ended September 30, 2006.

Net Income. Net income increased by 84.8% to $11,752,366 during the nine months ended September 30, 2006, an increase of $5,392,5796 from $6,359,787 for the nine months ended September 30, 2005. Earnings per share (EPS) rose to $0.66 for the nine months ended September 30, 2006 from $0.42 for the nine months ended September 30, 2005. The increase was attributed to a marketing campaign that has two goals: first, to saturate the markets where the company has sold product in the past so that it can achieve greater market penetration and secondly to grow the demand in new markets and regions throughout China. The strong growth in net income also occurred as a result of management's strategic decision to place the $5,000,000 note in December 2005 and lock in raw material costs before any announced increases.

Liquidity and Capital Resources

As of September 30, 2006 the Company had $15,223,935 of cash and cash equivalents on hand, compared to $6,276,897 cash and cash equivalents on hand as of December 31, 2005. The significant increase is due to the sale of Company stock during the nine months ended September 30, 2006 that resulted in gross proceeds of $26,682,511, offset by the purchase of an investment of $6,253,439 in Sinkiang Province Urumchi City to establish a new compound fertilizer production base and an increase in working capital to finance our growing operations.

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

As of September 30, 2006 accounts payable was $154,844, and accrued expenses were $469,928. We used cash flows from operating activities of $4,939,043 for the nine months ended September 30, 2006 compared to cash flows provided by operating activities of $5,011,258 for the nine months ended September 30, 2005. The significant decrease in cash flows from operations in principally due to the increase in accounts receivable. Cash outflows used in investing activities decreased from $6,648,124 for the nine months ended September 30, 2005 to $1,911,715 for the nine months ended September 30, 2006, as a result of a decrease in acquisitions of property and equipment. Also, during the nine months ended September 30, 2005, we made an investment in China Natural Gas for $2,867,346. Cash flows from financing activities were $15,769,964 for the nine months ended September 30, 2006 compared to $2,900,300 for the nine months ended September 30, 2005. The significant increase is due to the capital raised from the sale of our common stock in the first quarter of 2006. Accounts receivable at September 30, 2006, were $20,128,848. Based on past performance and current expectations, the Company believes its cash and cash equivalents and cash generated from operations will satisfy its working capital needs, capital expenditures and other liquidity requirements associated with its operations.

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

Item 3. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. Following issuance of a press release on Sunday, November 12, 2006, the Company filed a Current Report on Form 8-K on Monday, November 13, 2006, disclosing that it had received a letter of deficiency from the American Stock Exchange with respect to the Company's prior public disclosure.  Accordingly, the Company is unable to conclude that it had sufficient controls and procedures in place during the reporting period.  As indicated in the press release and the Form 8-K, the Company is in communications with the AMEX staff and is working to resolve any deficiencies.

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

None

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

Bodisen Biotech, Inc.

November 13, 2006	By:	/s/ Qiong Wang
Qiong Wang
Chief Executive Officer (Principal Executive Officer)

November 13, 2006	By:	/s/ Yiliang Lai Yiliang Lai
Chief Financial Officer (Principal Financial and Accounting Officer)