Form 10-K
period 2006-12-31
BODISEN BIOTECH, INC
filed 2007-04-30
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006,
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ________.

Commission File Number: 000-31539

BODISEN BIOTECH, INC.
(Exact name of Registrant as specified in its charter)

Delaware	98-0381367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2001, FanMei Building No. 1 Naguan Zhengjie Xi’an, Shaanxi 710068 People’s Republic of China (Address of principal executive offices, including Zip Code)

86-29-87895373
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☒  Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2006 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $226,521,049, based on the average bid and asked price of $13.51 per share as of June 30, 2006. Shares of common stock held by each executive officer and director have been excluded from the calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 27, 2007, there were 18,310,250 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

As used in this annual report, the terms “we,” “us,” “our,” the “Company” and “Bodisen” mean Bodisen Biotech, Inc., a Delaware corporation, and its subsidiaries (unless the context indicates a different meaning). Bodisen is a trademark of Bodisen Biotech, Inc. All other company names and trademarks included in this annual report are trademarks, registered trademarks or trade names of their respective owners.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements”- that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; government policies in the People’s Republic of China; and trends in industry activity generally. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. Any “forward-looking statements” contained in this report are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update or revise any forward-looking statements other than as required by applicable law or regulations.

PART I

ITEM 1.  BUSINESS

Overview of Business

We are engaged in developing, manufacturing and selling organic fertilizers, liquid fertilizers, pesticides and insecticides in the People’s Republic of China. We have developed a product line of over 60 items, and the growing emphasis on the need to use “environmentally friendly” fertilizers has been a factor in the growth of our business. We produce numerous proprietary product lines, from pesticides to crop-specific fertilizers, which are then marketed and sold to distributors, who in turn sell our products to farmers. In addition to our sales and marketing efforts, we conduct research and development to further improve existing products and to develop new formulae and products.

Bodisen Biotech, Inc. was incorporated on January 14, 2000, and our current structure is the result of a series of mergers and other combinations, including a reverse triangular merger with our predecessor, Stratabid.com, Inc. As a result of these transactions, Bodisen Biotech, Inc. owns 100% of Bodisen Agricultural Technology Co., Ltd., or “Bodisen Agricultural,” which in turn owns 100% of Yang Ling Bodisen Biology Science and Technology Development Company Limited, or “Yang Ling.” Yang Ling, which is our sole operating subsidiary, is located in the People’s Republic of China. Further details regarding these transactions are provided below in the summary of our history.

Our 60 products cover three categories: organic compound fertilizers, liquid fertilizers, and pesticides and insecticides. Organic compound fertilizer products are our leading product category, accounting for approximately 63% of our revenue in 2006. The organic fertilization process strengthens photosynthesis, which improves a plant’s overall ability to resist drought and disease. Organic fertilizer also minimizes the side effects caused by certain chemical fertilizers, improves soil cation exchange capacity and fertility, reduces leaching, preserves nitrogen, allows for the gradual dissolution of phosphorus and potash fertilizer, and activates and maintains soil moisture content.

Liquid fertilizers accounted for approximately 17% of our revenue in 2006. These products aid in the absorption of key elements and nutrients, which may increase the rate of photosynthesis and improve a plant’s overall ability to resist disease. Liquid fertilizers also increase a plant’s yield, shorten harvest time, and heighten the color and appearance of fruits and vegetables.

Pesticides and insecticides accounted for approximately 20% of our revenue in 2006. Pesticide products are generally applied to fruit trees and vegetable crops in an effort to kill harmful insects that reduce overall crop yields. Insecticide products are generally applied to fruit trees and vegetable crops in an effort to kill harmful bacteria that reduce overall crop yields.

We currently distribute our products solely in the People’s Republic of China, and our products are currently sold within a group of approximately 20 Chinese agricultural provinces and government-controlled cities. Approximately 60% of our sales are attributable to the local Shaanxi province, 10% of sales are attributable to Henan province, and 8% of sales are attributable to Shanxi province. We also sell a smaller percentage of our products to additional provinces and government-controlled cities, including Ningxia province, Guangdong province and Heilongjian province.

History and Company Structure

Bodisen Biotech, Inc. was incorporated on January 14, 2000 in Delaware, and our principal place of business is based in the People’s Republic of China. Our principal executive offices are located at: Bodisen Biotech, Inc., Room 2001, FanMei Building, No. 1 Naguan Zhengjie, Xi’an, Shaanxi, China, 7100068. Our telephone number is +86-29-87895373. Our current structure is the result of a series of mergers and other combinations, including a reverse triangular merger with our predecessor, Stratabid.com, Inc. A summary of these transactions is provided below.

Prior to March 1, 2004, we were called Stratabid.com, Inc., which was a startup stage Internet-based commercial mortgage origination business. We operated primarily through our wholly-owned subsidiary, Stratabid.com Online (B.C.) Ltd., or “Stratabid.com Online,” which provided services in Canada.

Our sole operating subsidiary, Yang Ling, was founded in the People’s Republic of China on August 31, 2001. Yang Ling, which is located in the Yang Ling Agricultural High-Tech Industries Demonstration Zone, was primarily engaged in developing, manufacturing and selling pesticides and compound organic fertilizers in the People’s Republic of China. On November 19, 2003, Yang Ling incorporated Bodisen International, Inc., or “Bodisen International,” a Delaware corporation, as a non-operative holding company.

On December 15, 2003, Bodisen International entered in to an agreement with all of the stockholders of Yang Ling to exchange all of the outstanding stock of Bodisen International for all of the issued and outstanding stock of Yang Ling. After the consummation of the transaction, the former stockholders of Yang Ling owned 1,500 shares of common stock of Bodisen International, which represented 100% of Bodisen International’s issued and outstanding shares, and Bodisen International owned 100% of Yang Ling. For U.S. federal income tax purpose, the transaction was intended to be qualified as a tax-free transaction under section 351 of the Internal Revenue Code of 1986, as amended.

We accounted for the exchange of shares with Yang Ling as a reverse acquisition under the purchase method of accounting because the stockholders of Yang Ling obtained control of the consolidated entity. Accordingly, the merger of the two companies was recorded as a recapitalization of Yang Ling, with Yang Ling being treated as the continuing entity.

On January 14, 2004, we created a wholly-owned subsidiary corporation currently known as Bodisen Holdings, Inc., a Delaware corporation, or “Bodisen Holdings” (formerly Bodisen Acquisition Corp.), to pursue a merger with Bodisen International, the parent of Yang Ling. On February 11, 2004, we and Bodisen Holdings entered into an Agreement and Plan of Merger with Bodisen International and the shareholders of Bodisen International, providing for the merger of Bodisen International into Bodisen Holdings, with Bodisen Holdings being the surviving entity in the merger. The transactions provided for in the Agreement and Plan of Merger closed on February 24, 2004.

In the merger, we acquired 100% of Bodisen International’s outstanding stock in exchange for the issuance of 3,000,000 shares of our common stock to the holders of Bodisen International shares. The common stock issued in the merger constituted approximately 66% of our outstanding shares after the merger.

The exchange of shares with Stratabid was accounted for as a reverse acquisition under the purchase method of accounting because the stockholders of Bodisen International obtained control of Stratabid. Accordingly, the merger of the two companies was recorded as a recapitalization of the Company, with the Company being treated as the continuing entity.

On February 25, 2004, we sold Stratabid.com Online to Derek Wasson, our former CEO. In consideration of the sale, Mr. Wasson returned 750,000 (pre-dividend) shares of our common stock to us for cancellation and forgave all of our indebtedness to him. Other than indebtedness of Bodisen International, we had no indebtedness or other liability of any kind or nature after the sale of the business to Mr. Wasson, save and except for liabilities incurred in connection with the merger.

After the merger, we paid a 3 for 1 stock dividend and then, by prior agreement, cancelled the shares that were previously returned by our former CEO. After these transactions, the shareholders of Bodisen International held approximately 79% of our outstanding common stock. On March 1, 2004, we changed our name to Bodisen Biotech, Inc.

In March 2005, we formed a new wholly-owned subsidiary by the name of Yang Ling Bodisen Agricultural Technology Co., Ltd., or “Bodisen Agricultural.” In June 2005, Bodisen Agricultural completed a transaction with Yang Ling, our operating subsidiary in the People’s Republic of China, which resulted in Bodisen Agricultural owning 100% of Yang Ling.

As a result of the foregoing, we now own 100% of Bodisen Agricultural, which in turn owns 100% of Yang Ling. Bodisen Holdings and Bodisen Agriculture Material Co. Ltd. are also our subsidiaries.

In June 2006, we created another wholly owned subsidiary in Xinjiang, China by the name of Bodisen Agriculture Material Co. Ltd., which had no operations during the year ended December 31, 2006.

Industry Background and Markets

The People’s Republic of China is the exclusive market for our organic compound fertilizers, liquid fertilizers, pesticides and insecticides. We sell our products within a group of 20 Chinese agricultural provinces and government-controlled cities. Approximately 60% of our sales are attributable to the local Shaanxi province, 10% of sales are attributable to Henan province, and 8% of sales are attributable to the neighboring Shanxi province. We also sell a smaller percentage of our products to additional provinces and government controlled cities, including Ningxia province, Guangdong province and Heilongjian province.

Although the People’s Republic of China has the world’s largest population of nearly 1.3 billion people, its arable land on a per capita basis is only 0.04 hectare (Source: 2003 China statistics yearbook), or approximately 50% of that present in the United States (Source: U.S. Census Bureau, www.census.gov). This combination of limited arable land and a large and growing population has created a significant need to increase the amount of crops per hectare in the People’s Republic of China. China’s agricultural output increased 19% from 1988 to 2004 (the total crops output was 394,080,000 tons in 1988 as compared to 469,469,000 tons in 2004) (Source: PRC Ministry of Agriculture). An increase in the use of fertilizers- 8,840,000 tons were used in 1978 compared to 46,366,000 tons used in 2004 (Source: PRC Ministry of Agriculture)- has contributed to this growth. As a result of the expansion of the overall fertilizer market in the People’s Republic of China, the use of compound fertilizers in the People’s Republic of China has likewise increased, from 2,720,000 tons in 1980 to 12,040,000 in 2004. In order to improve the efficient utilization of fertilizer, the PRC Ministry of Agriculture encourages the use of organic compound fertilizers instead of single nutrients, such as urea or chemical fertilizers. The percentage of compound fertilizer consumption to the total fertilizer consumption rose from 2% in 1980 to 26% in 2004. (Source: 2005 China Statistics Yearbook). However, the percentage of compound fertilizer consumption is still at a very low level compared with the worldwide average of about 70%.

Our Business and Products

As noted above in the “Business Overview” section of this report, we manufacture over 60 products, which can be broken down into the following categories:

•	Organic compound fertilizers;
•	Liquid fertilizers;
•	Pesticides and insecticides

Each of our product lines is further described below.

Organic Compound Fertilizers

Organic compound fertilizers are our leading products, accounting for approximately 63% of our revenue in 2006.

Organic fertilizers are composed of natural nutritional elements that not only improve the quality and yield of the crops but also improve the soil quality; this in turn improves the yield. Organic compound fertilizer accelerates reproduction of soil microbes to improve soil quality through the decomposition of organic material and the improvement of the soil’s retention of nitrogen. Moreover, this application can activate dormant soil by increasing soil nitrates and moisture content that otherwise is not enhanced by traditional chemical fertilizers. This process controls the release of nutritional elements that enhances the quality, quantity and health of crops. To encourage farmers, of which there are approximately 800 million in the People’s Republic of China, to remain on their land, the government eliminated the agriculture tax, which effectively increased farmers’ disposable income by 20%. Although organic compound fertilizers typically are more expensive than chemical fertilizers, we believe that the extra cost is justified by the increase of yield and quality and, consequently, the increased margin attained at the market.

Plants tend to easily absorb organic fertilizer without many of the side effects found in chemical fertilizer products, and this organic process strengthens photosynthesis, which improves the overall health of a plant in resisting drought and disease.

Organic fertilizers also improve the cation exchange capacity, or “CEC,” of soil, which refers to the soil’s ability to hold positively charged ions (cations), making them available for uptake by the plant roots. This not only allows for improved uptake of nutrients by the plant but can also reduce leaching, which is of particular concern in sandy soil. Leaching moves nutrients away from the plant roots and into the subsurface water. Additional functions of organic compound fertilizer include:

•	preserving nitrogen and improving soil fertility;
•	allowing phosphorus and potash fertilizer to gradually dissolve;
•	promoting disease resistance; and
•	activating and maintaining soil moisture content.

Our organic fertilizer line includes compound organic fertilizers containing organic matter content levels of 20%, 25%, 35% and 45%. Each of these organic compound fertilizers can then be further narrowed into one of the following product types: wide field, fruit, vegetable, melon or pepper. We also produce various “Bulk Blend” or “BB” organic fertilizers, which contain organic matter content levels of 35%, 40% and 54%. In addition, we produce various solid organic fertilizers.

Our process for manufacturing organic compound fertilizer products has received ISO 9001: 2000 certification. ISO 9000 has become an international reference for quality management requirements in business-to-business dealings, and the ISO 9000 family is primarily concerned with quality management.

Liquid Fertilizers

Liquid fertilizer products accounted for approximately 17% of our revenue in 2006.

The early application of liquid fertilizers aids absorption of the key elements and nutrients of the fertilizer, which may increase the rate of photosynthesis and improve the health of the plant, making it more resistant to disease, drought and cold weather. Liquid fertilizer increases the plant’s yield and shortens the time to harvest while heightening the color and luster of fruit and vegetables. These products may also prolong growing periods, guarantee sufficient nutrition during different crop stages and improve pest resistance in certain fruits and vegetables and other crops. Liquid fertilizer is sold to farmers in a concentrated form and needs to be mixed with water before it is sprayed onto plants.

Our liquid fertilizer line includes the following products: “New Guo Li Dan (500G and 250G),” “New Shi Kang Lu (500G),” New Jia An Gai,” “An Fu Lv Ye Wang,” “Tian Feng,” and “Feng Chan Su (20KG).”

Pesticides and Insecticides

Our pesticides and insecticides account for approximately 20% of our revenues in 2006.

Our pesticide products can be applied to all fruit trees and vegetable crops, and are used to kill various insects and pests that reduce crop yield. Our insecticide products are applied to various fruit trees, vegetables and other crops to kill bacteria and to prevent the reproduction of harmful insects and pests.

Our pesticides and insecticides include the following products: “Wei Te Li Oil,” “A Wei Chai Oil,” “Lun Mei Su,” “Li Jun Sha,” “Jin Li Sheng,” and “Lun Mei Qing.”

Methods of Distribution

We currently sell each of the products identified above through a network of over 150 regional distributors in the People’s Republic of China. These distributors in turn sell the products to the end-users (typically farmers). Typically, we enter into non-exclusive, short-term written distribution agreements with our distributors. Upon signing a distribution agreement, the distributor will indicate its intent to purchase specified products, and we agree to provide those products upon the distributor’s request. We generally make sales to distributors on a rolling basis. This means that there is a lag between when we deliver our products to our distributors (and recognize revenues for those shipments) and when we receive payment for those products. Typically, accounts are settled anywhere from one to two months and up to seven months after delivery of our products, although we may extend other payment terms to our distributors depending on their ability to pay. We also make advances to suppliers for the purchase of their materials. The products are then sold to farmers and other end-users by the distributor.

Each year we participate in the Yang Ling region’s annual agricultural trade fair and exhibition. Many of our distributors attend this trade fair, and the event accounts for the vast majority of our sales contracts. Sales are then made pursuant to these contracts throughout the year.

We expect to distribute products that are manufactured in our new Xinjiang facility through similar arrangements with distributors; however, we have not yet established relationships with distributors. The construction of our Xinjiang facility is underway and we expect to begin initial production at the new facility by no later than the fourth quarter of 2007.

Raw Materials

Production of organic fertilizer products, pesticides and insecticides requires a variety of raw materials, and Shaanxi Province provides numerous suppliers of such materials. We currently maintain short-term (typically one-year) supply contracts with 11 material suppliers, 7 of whom are considered “key” suppliers. This is a decrease from 19 relationships we maintained in the past. We have terminated some of our prior relationships based on problems with the quality of materials and supplier inability to satisfy contract requirements. During 2006, we did not experience any significant delays in receiving raw materials from our suppliers other than some minor issues related to road construction in front of one of our facilities.

The specific raw materials and suppliers used for each of our product lines are described below.

Organic Compound Fertilizer Raw Materials and Suppliers

To manufacture organic compound fertilizer, we use carbamide, monoammonium phosphate, ammonium acid carbonate, humic acid, oil shale, zeolite powder, phosphorus, coarse whiting, potassium, iron oxide red and potassium chloride. We obtain these raw materials for organic compound fertilizers from many different suppliers in the People’s Republic of China.

Liquid Fertilizer Raw Materials and Suppliers

The raw materials we use to manufacture our liquid fertilizer are carbamide, potassium chloride, ammonium bicarbonate, borax, ferrous sulphate, bluestone, zinc sulphate, manganese sulfate, citric acid, chlorocholine chloride, dodecane, peregal, ethene, calcium chloride, monoammonium phosphate, bitter salt, amino acid, sodium humate, polyacrylimide, humic acid and carbon white. There are several suppliers from whom we obtain these raw materials.

Pesticide and Insecticide Raw Materials and Suppliers

The raw materials used to manufacture pesticides and insecticides include jiajiliujunlung, thiram, muzhisuhuansuanna, active floridin, vaseline, meiduowei, phoxin, qingwujuzhi, emulsifying agent, dimethylbenzene, aweijunsu, #0 diesel oil, damanling, sulfur powder, carbendazim, mancozeb, dodecane, hexamethylenamine, french chalk, malathion, shellfish powder, xiuqingjuzhi, together with additional raw materials that constitute part of our proprietary formulae.

We obtain these raw materials for pesticides and insecticides from Shaanxi Tianshun Chemical Industry Co., Ltd. We also have access to additional suppliers for each of the necessary raw materials in the event that our primary supplier is unable to satisfy our manufacturing needs.

Intellectual property

We rely on trade secret protection for our proprietary technology and formulae. We currently do not own any patents and have not applied for any patents on our proprietary technology and formulae. A patent application requires a detailed description of our technology and formulae which would then be made available to the general public. We believe that a patent application and disclosure would be detrimental to our business, as it would reveal features unique to our products. Most of our intellectual property was developed in-house or with various universities and research laboratories (which may not be owned by our company). For information regarding the potential consequences of our intellectual property strategy, please see the paragraph of Item 1A, “Risk Factors,” titled “We may not be able to adequately protect and maintain our intellectual property.”

We hold certain government approved intellectual property rights in our trade secrets and proprietary information. Certain intellectual property rights in the People’s Republic of China are decided by the government registry, and we have registered our formulae and proprietary information with the Chinese government. We hold certificates for these rights, which must be registered on an annual basis.

We also own trademarks in the “Bodisen” name, which is used on all products.

Seasonality and Volatility

The fertilizer and pesticide businesses are highly seasonal, based upon the planting, growing and harvesting cycles. The seasonality of these industries has its primary effect on the sales volume of our product. Typically, we experience a higher sales volume in the second and third quarters, with a lower volume in the first and fourth quarters.

Our sales volume can be volatile as a result of a number of factors, including:

•	Weather patterns and field conditions (particularly during periods of high fertilizer consumption);
•	Quantities of fertilizers imported to primary markets;
•	Current and projected grain inventories and prices, which are heavily influenced by U.S. exports, worldwide grain markers, and domestic demands (food, feed, biofuel);
•	Government regulation, intervention and unexpected changes in government policies; and
•	The reputation of our products and company in the marketplace.

In addition to the effect on sales volume, certain factors may have an effect on the prices of our organic fertilizer, pesticide and insecticide products. These factors include raw material and other product related costs, as well as expenses related to our workforce and employees.

Inventory and Working Capital

For each of our products, we maintain an inventory system to meet customer demands. Typically, we produce our products upon receipt of customer orders. We do, however, hold excess inventory to ensure an adequate supply of products. We maintain a larger inventory for “in-season” products, while our inventory for out of season products is less.

In order to ensure a continuous allotment of goods and raw materials, we operate on an advanced payment system with our suppliers. We pay our suppliers based on our projected needs for raw materials and other supplies, which allows us to maintain a stock of such materials and supplies sufficient to sustain continued production.

We do not have policies related to warranties or the return of merchandise. We do, however, provide our customers with extended payment terms and payment options.

Although each company in the fertilizer, pesticide and insecticide industry adopts its own practices based on its employees, equipment, materials and other resources, we believe that our operations are generally consistent with those of other companies in the industry. We are continuing in our efforts to ensure that we exceed industry expectations for product quality, development and overall performance.

Sales and Marketing

We market and promote the Bodisen brand through trade fairs, conventions and the print media, and through television and radio advertising in the People’s Republic of China. As noted previously, a significant portion of our sales are generated directly or indirectly via the annual trade fair and agricultural exhibition in Yang Ling. Because the end-users of our products are local farmers, we also conduct educational seminars to promote products and organic fertilizers directly to farmers. In addition, we send our promotional team to the countryside and other agricultural areas to advance product recognition through field tests. To capture additional markets, we distribute free samples of our products to new areas, allowing for a product trial period. The results of these trials are then made known to surrounding areas. The cost of such efforts is not material and is typically offset by new sales in those test zones.

Our primary tasks with respect to sales goals are to strengthen the home market in the Shaanxi province and to expand the market outside the Shaanxi province into new districts where the Company’s products are not well established.

It is our intention to increase marketing in regions where our products are not well known. We anticipate that once we commence operations in our new facility in Xinjiang, we will begin efforts to promote and market our products within that region. In addition, we expect to engage in general promotion of our products through national newspapers in the People’s Republic of China, where we plan to explain the advantages of the high-tech nature of our environmentally friendly product lines. Although we considered selling exclusive franchise opportunities to new wholesale agents, we have since decided against proceeding with any such projects.

Customers

We sell our products directly to over 150 regional distributors in the People’s Republic of China through written sales contracts. Typically, these non-exclusive distribution contracts have a one-year term and, upon signing the contract, the distributor will indicate its intent to purchase a certain quantity of our products. Distributors who fail to place orders for the quantities estimated under these contracts are generally not held responsible for failing to place orders reflecting the estimated quantity.

All of our sales currently are directed to our distributors, and we do not make any sales directly to farmers or other end users of our products.

Currently no customers account for 10% or more of our revenues, and the highest sales proportion of any customer at present is less than 2%. We do not believe that our business would be materially harmed by the loss of any current customers.

In November 2005 we entered into contracts providing for approximately $43 million worth of sales for 2006. As of December 31, 2006, we had received approximately $43.6 million in net revenues in connection with these and other sales contracts.

Following the November 2006 agricultural trade fair and exhibition in Yang Ling, we have received approximately $43.8 million in commitments for 2007.

Competition

The organic fertilizer industry in the People’s Republic of China is largely fragmented with most competitors operating small regional factories, serving local requirements. Most companies in this industry do not widely promote their products. We have not yet identified any competitors in the Shaanxi province that operate in all of our product lines (organic compound fertilizer, liquid fertilizer and pesticide and insecticides). We believe that we occupy nearly 10% of the Shaanxi fertilizer market, and that no fertilizer company possesses a larger market share in Shaanxi. This conclusion is based on our knowledge of the Shaanxi Province’s land and area and its fertilizer needs. Our competitive position in the fertilizer industry is strengthened by our emphasis on the use of “environmentally friendly” fertilizer products.

Given recent market developments, we believe that Tian Bang Shaanxi is no longer our most significant competitor. We believe that our only international competitor is DuPont.

Research and Development

In 2006, we budgeted to spend $130,000 on research and development, the majority of which was to be dedicated to existing research programs. Our actual research and development costs amounted to approximately $3,700, largely because two of our planned research and development projects for 2006 were stopped before their completion as described further below. In 2005, our research and development costs were approximately $3,850, and in 2004 we did not incur any research and development costs.

In 2007, we have budgeted approximately U.S. $650,000 for research and development. We anticipate that we will be developing new products in 2007, and we plan to focus its research and development on our liquid fertilizer product line.

The following is an update on some of our research and development projects in 2006:

•
“Project Amino Acid” is a program that was developed to build a new compound fertilizer product, based on a proactive amino acid enzyme. This project has been completed and resulted in two new products: “New Jia An Gai” and “An Fu Lv Ye Wang.”

•
“Project Build” utilizes a new manufacturing technique, which could enhance the quality of our products and increase production efficiency. This project is related to the continued development of our Mancozeb product, which serves as a raw material for pesticides and as a pesticide end product. Pursuant to standard governmental regulations, the Chinese government is reviewing the Mancozeb product. Once this review is complete and approval is obtained, we may begin Mancozeb production.

Two additional projects, previously disclosed as “Project Ion” (relating to the use of metal ions to prohibit the release of an intrusive enzyme from fungi) and “Project Fly” (related to the development of bacteria-based pesticides) have been terminated. We decided to stop pursuing Project Ion after initial testing, and Project Fly was suspended because target components were unavailable.

Government and Environmental Regulation

Our products and services are subject to regulation by governmental agencies in the People’s Republic of China and Shaanxi Province. Business and company registrations, along with the products, are certified on a regular basis and must be in compliance with the laws and regulations of the People’s Republic of China and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses. We believe that we have complied with all registrations and requirements for the issuance and maintenance of the licenses required of us by the governing bodies. As of the date of this annual report, all of our license fees and filings are current. Our licenses include:

National Certificate for Production of Industrial Products

The National Certificate for Production of Industrial Products for compounded fertilizers was issued by the National Industrial Products Production License Office on February 27, 2004. This certificate will be valid until February 26, 2009.

Certificate for Pesticide Registration

Pesticide registration is required for the production of liquid fertilizer and issued by the Ministry of Agriculture of the People’s Republic of China. This registration also applies to our production of insecticides.

Production standard

We are registered with Bureau of Quality Controls and Technology, Shaanxi Provincial Government, Xi’an.

The cost of obtaining and maintaining these licenses is not prohibitive and it is illegal to do business without these licenses. If we were to lose any of these licenses, we would only have a limited time to reapply for such licenses and would face possible regulatory fines.

While we are subject to relevant environmental laws and regulations that require outlay of capital and the obtaining of relevant permits, we do not anticipate any extraordinary capital expenditures in 2007 for such purposes. We did not make any extraordinary capital expenditures in 2006 related to compliance with environmental laws and regulations, including expenditures necessary to obtain relevant permits.

Our new Mancozeb product is awaiting government approval. Prior to the launch of our Mancozeb product, the Chinese government pesticide office instituted a review of all pesticide production companies. As a result, we suspended the installation of our Mancozeb facility pending completion of this government review. Subject to government approval, we expect to continue the installation and launch of the Mancozeb facility once the government has completed its review.

Except for approvals that have already been obtained, our anticipated new facility in Xinjiang will not require any additional permits or authorizations.

Employees

As of December 31, 2006, we had a total of 469 employees. Of these employees, approximately 10 were executive and senior managers, 114 were business and accounting staff, 10 were warehouse and purchasing staff, and 14 were drivers or secretaries. The balance consists of production workers. We have not experienced any work stoppages and we consider relations with our employees to be good. We are not a party to any collective bargaining agreements.

Executive Officers of the Registrant

Certain information regarding our current executive officers is provided below:

Name	Age	Position
Bo Chen	50	President, Chief Executive Officer and Chairman of the Board
Chunsheng Wang	44	Chief Operating Officer
Yiliang Lai	42	Chief Financial Officer

Available Information

We file electronically with the Securities and Exchange Commission, or the “SEC,” our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our website is located at http://www.bodisen.com. We currently do not make our annual reports on Form 10-K, quarterly reports on Form 10-Q or current reports on Form 8-K or amendments thereto available on our website because the information is available via the SEC website. You may, however, obtain a free copy of such reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended (15 U.S.C. 78m(a) or 78o(d)) on the day of filing with the SEC by contacting the Investor Relations Department at our corporate offices by calling +86-29-87882072 or by sending an e-mail message to info@bodisen.com.

ITEM 1A.  RISK FACTORS

Risks Related To Our Business

Legal actions could result in financial losses or harm to our business.

We are, and in the future may be, subject to legal actions, both domestically and internationally. For example, in late 2006, various shareholders of our company filed eight purported class actions in the U.S. District Court for the Southern District of New York against the company and certain of our officers and directors (among others), asserting claims under the federal securities laws. For more information relating to these matters, see Item 3, "Legal Proceedings."

We also hold 28 stock certificates issued by our transfer agent that are registered in the names of nominees on behalf of certain Chinese investors who are entitled to receive our stock.  Although no investor has filed any action against us with respect to these certificates or indicated any right to damages or other monetary relief in connection with the certificates, we cannot assure that one or more of the investors will not file a legal proceeding regarding these certificates.  For a description of the share certificate entitlement, see Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

We also may be subject to other litigation from time to time in the future.  Although we intend to defend any actions vigorously, depending on the nature of any asserted claims, an adverse outcome could have a material adverse effect on our company.

Our independent registered public accounting firm has emphasized that the uncertainty regarding the outcome of the purported class actions and the receipt of stock by the Chinese investors raise substantial doubt about our ability to continue as a going concern.

Kabani & Co., our independent registered accounting firm, has issued an unqualified opinion as to our financial results. Because of uncertainty regarding the outcome of the purported class actions and the acknowledged right of Chinese investors to receive the stock certificates we hold for their benefit, however, Kabani & Co. has included an "emphasis on" going concern statement in its opinion. We note, however, that the inclusion of such a statement does not mean any issues regarding the viability or sustainability of our business operations exists.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

We are required to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K beginning this year. In addition, our independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of such internal controls. For the reasons described under Item 9A in this annual report, we have not yet completed our evaluation of our internal controls over financial reporting and can provide no assurance that we will receive a positive attestation from our independent auditors on such evaluation when completed. While we have no reason to believe that our reported financial results and other information included in this annual report are inaccurate or incomplete in any material respect, we may nevertheless identify significant deficiencies or material weaknesses in our internal controls over financial reporting in connection with the completion of our report. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, it could have a material adverse effect on our business, financial condition and results of operations.

We may require additional financing in the future and a failure to obtain such required financing could inhibit our ability to grow.

As of December 31, 2006, we had $11,824,327 of cash and cash equivalents. Although we expect that our cash and cash flow from operations will be sufficient to meet our anticipated needs for the next twelve months, if we decide to expand our business more broadly than currently estimated, or if our business grows more rapidly than we expect, we may need to raise additional financing in the future. Our ability to obtain additional funding would be subject to a number of factors, including market conditions, operational performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive, or unavailable, to us. If we are not able to obtain additional financing in the future, we will not be able to grow our business, which could have a material adverse effect on our financial condition, results of operations and liquidity.

The terms of any future financing may adversely affect your interest as stockholders and could restrict the operation of our business.

If we require additional financing, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in our company. For example, any future indebtedness may be senior in right of payment to your shares upon liquidation. In addition, the terms of any future indebtedness may limit the operation of our business by imposing restrictions on our ability to grant security interests in our assets or make distributions, require us to comply with certain financial covenants or obtain consent before undertaking certain actions. Similarly, the terms of any equity securities we issue may be senior in right of payment of dividends to our common stock and may contain superior rights and other rights as compared to our common stock. Further, any such issuance of equity securities may dilute your interest in our company.

We may not be able to adequately protect and maintain our intellectual property.

Our success will depend on our ability to continue to develop and market fertilizer and pesticide/insecticide products. We protect our proprietary technology and formulae by keeping such technology or formulae confidential. If such technology or formulae are disclosed to a third party that is not under an obligation to keep the technology confidential, we may not be able to protect our technology or formulae against being exploited by third parties. We currently have not applied for patents for our technology products or formulae as we believe an application for such patents would result in public disclosure of our proprietary technology and formulae with no guarantee that we would have enforceable rights in our intellectual property. Public knowledge of our proprietary technology and formulae without enforceable intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of our senior management. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key person life or other insurance in respect of any of our officers or employees (other than Directors’ & Officers’ (or D&O) insurance). Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support. Because of the rapid growth of the economy in the People’s Republic of China, competition for qualified personnel is intense. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future. If we are unsuccessful in our efforts in this regard, it could have an adverse effect on our business, financial condition and results of operations.

We do not have supplier contracts with all of our trade vendors.

As is typical in the agricultural industry in the People’s Republic of China, we do not have supplier contracts with all of our trade vendors. Where we do not have contracts in place, we conduct business on an order-by-order basis. Because we do not have supply contracts in place, we have no guarantee that we will be able to continue to receive adequate supplies for the production of our products or that our suppliers will not continually raise their prices. Despite not having supplier contracts in place in every case, we believe that we have very good relations with the agricultural vendor community. Nonetheless, because we conduct business in this fashion, it exposes us to some risk in the production of our products, which could have an adverse effect on our business, financial condition and results of operations.

We currently rely on a small number of suppliers for raw materials used to produce our products.

For the year ended December 31, 2006, three vendors provided 47.5%, 17.7% and 12.5% of our raw materials (compared to four vendors providing 29.9%, 22.4%, 11.6% and 11.2% of our raw materials in 2005). Although we have written agreements with these suppliers, we cannot guarantee that they will comply with the terms of our agreements, or that they will be able to deliver sufficient quantities of these raw materials in order for us to meet the increasing demand for our products. If we are not able to manufacture our products because of issues in the supply of necessary raw materials, it could have a material adverse effect on our business, financial condition and results of operations.

Disruptions to our chain of production could have a material adverse effect on our business.

If there is disruption in our chain of production - from receipt of raw materials, to stoppages at our facilities, to delivery of our products - for whatever reason, it could have a material adverse effect on our business. The manufacture of our products relies on the delivery of raw materials to our facilities, the absence of work stoppages or other problems at our manufacturing facilities, as well as the ability to ship our products in a timely fashion. Although disruptions are infrequent, they can have an effect on our operations. For example, in mid-2006, road construction began in front of one of our manufacturing facilities, which affected our ability to receive supplies and ship products and consequently had a negative effect on our business. Similar road improvement projects over which we have no control could occur in the future. If we are unable to manufacture and deliver our products in a timely fashion, we could suffer harm to our reputation and our revenues and operating expenses could be negatively affected.

We may be unable to pass along raw materials price increases to our customers, which could negatively affect our results of operations.

The raw materials that we use in the manufacture of our products are subject to fluctuation due to market prices. Although we were able to use the proceeds from the issue of a short-term debenture in December 2005 to lock-in raw materials prices for 2006, we may not always be able to lock-in raw materials prices in the future. If raw materials prices significantly increase and we are unable to pass along these costs to our customers, our operating expenses will increase and our results of operations could be negatively affected.

We sell many of our products on credit, which exposes us to risk of payment defaults. We also make interest-free and unsecured advances to suppliers for the purchase of materials, which exposes us to risk of default.

As is typical in the People’s Republic of China, we generally sell our products to distributors on a rolling basis. This means that there is a lag between when we deliver our products to our distributors (and recognize revenues for those shipments) and when we receive payment for those products. Typically, accounts are settled anywhere from one to two months and up to seven months after delivery of our products, although we may extend other payment terms to our distributors depending on their ability to pay. We also make advances to suppliers for the purchase of their materials. These activities expose us to risk of default. A farmer’s inability to sell his agricultural goods could hinder his ability to timely pay his credit obligations to our distributors, which affects their ability to make payment to us. Further, we have no guarantee that our suppliers will meet their delivery obligations to our company in order for us to produce our goods in a timely fashion. As of December 31, 2006, we had accounts receivable, net of allowance for doubtful accounts, of $18,875,368 compared to $7,478,152 in 2005, advances to suppliers of $12,552,139 compared to $4,563,471 in 2005, and we had allowances for doubtful accounts of $659,653 compared to $263,376 in 2005. Although these increases result from the increase in our business activities and we have no reason to believe that our creditors or suppliers will not meet their obligations to our company, we cannot guarantee that they will not default. If an unexpected number of our suppliers and creditors default in their obligations to us, it could have a material adverse effect on our liquidity.

Adverse weather conditions could reduce demand for our products, which could have a negative effect on our revenues.

Demand for our products fluctuates significantly with weather conditions, which may delay the use of our products on crops or render them unnecessary at all. In addition, demand for our products is also affected by natural disasters such as floods, drought, hail, tornadoes and earthquakes. If demand for our products declines, this would have a negative effect on our revenues. In addition, in the event that crop yields are reduced for any reason, including natural disasters, farmers may default on their payments to our distributors, who, in turn, could default on their payments to our company. These defaults could have a negative effect on our cash flows and results of operations.

Our success depends upon the development of the People’s Republic of China’s agricultural industry.

The People’s Republic of China is currently the world’s most populous country and one of the largest producers and consumers of agricultural products. Roughly half of the People’s Republic of China’s labor force is engaged in agriculture, even though only about 10% of the land is suitable for cultivation. Although the People’s Republic of China hopes to further increase agricultural production, incomes for Chinese farmers are stagnating. Despite the Chinese government’s continued emphasis on agricultural self-sufficiency, inadequate port facilities and a lack of warehousing and cold storage facilities impedes the domestic agricultural trade. If the Chinese agricultural market does not develop, or develops slower than we expect, it could have an adverse effect on our business, financial condition and results of operations.

Our operating subsidiary may be restricted from making distributions to our company.

We are a legal entity separate and distinct from Yang Ling, which is our indirect wholly-owned operating subsidiary. Aside from our financing activities, the receipt of dividends from Yang Ling is currently our only other source of cash to pay shareholder dividends and to meet our other obligations. Yang Ling is subject to Chinese regulations that currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. These accounting standards and regulations also require Yang Ling to set aside a portion of its after tax profits to fund certain reserve funds. See Note 16 to our consolidated financial statements included in this annual report for more information about these regulations. Although it has been able to do so, to date Yang Ling has not paid us any dividends. In the future, if Yang Ling does not accumulate sufficient profits under Chinese accounting standards and regulations after funding the required reserves, it will not be able to pay us any dividends, and consequently, we may be unable to pay any dividends to our stockholders.

We do not anticipate paying dividends on our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our Board of Directors currently intends to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business.

Our corporate structure may subject you to two levels of taxation on the payment of dividends or upon a disposition of our operating subsidiary, thereby substantially reducing the return on your investment.

If Yang Ling, our wholly-owned indirect subsidiary, pays a dividend to us, its parent company, for distribution to our stockholders as a dividend, or if Yang Ling (rather than us, its parent company) is ultimately sold, the dividend or the proceeds of that transaction would be subject to two levels of tax: one at the parent corporate level and one at the parent stockholder level. Because we conduct our operations through Yang Ling, any dividends we pay must come from Yang Ling. Additionally, if a sale were to occur, it would most likely be Yang Ling that would be sold, rather than our company. Because of applicable tax laws, if Yang Ling pays a dividend to us in the future or if Yang Ling is sold in the future, those proceeds may be subject to two levels of taxation: (i) we will pay tax on the dividend or sale proceeds received from Yang Ling, and (ii) our stockholders will pay tax on the distribution of the dividend or the proceeds of the sale. These two levels of taxation will effectively reduce the financial return on your investment in our company.

The industry in which we do business is highly competitive and we face competition from numerous fertilizer manufacturers in China and elsewhere.

We compete with numerous local Chinese fertilizer manufacturers. Although we may have greater resources than many of our competitors, most of which are small local fertilizer companies, it is possible that these competitors have better access in certain local markets to customers and prospects, an enhanced ability to customize products to a particular region or locality and established local distribution channels within a small region. Furthermore, we may face competition from international producers and traders who import products into China that generally are of higher quality than those produced in the local Chinese market. Although we believe that we have many competitive strengths that differentiate our products and the Bodisen brand, we nevertheless must compete aggressively to maintain and grow our market share. If we are not successful in our marketing and advertising efforts to increase awareness of our brands, our revenues could decline and it could have a material adverse effect on our business, financial condition and results of operations.

The admission of the People’s Republic of China into the World Trade Organization could lead to increased foreign competition for us.

As a result of the People’s Republic of China becoming a member of the World Trade Organization (“WTO”), import restrictions on agricultural products are expected to be reduced. With the lowering of import restrictions and the WTO’s requirement for a reduction of import tariffs as condition of membership, such reduced import restrictions and tariffs for us may result in an increase of foreign products and could in turn lead to increased competition in the domestic agricultural market. Increase competition from foreign products could lead to downward pricing pressure, which could have a negative effect on our gross profit margins and adversely affect our business, financial condition and results of operations.

We may not be able to obtain regulatory or governmental approvals for our products.

The manufacture and sale of our agricultural products in the People’s Republic of China is regulated by the People’s Republic of China and the Shaanxi Provincial Government. The legal and regulatory regime governing our industry is evolving, and we may become subject to different, including more stringent, requirements than those currently applicable to our company. Because we must obtain permits and other regulatory approvals for the manufacture of our products. we may be vulnerable to local and national government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us, or implement new or more stringent requirements, which may require us to suspend or delay production of our products. For example, in 2006, we had to delay the launch of our Mancozeb product line because the Chinese government pesticide office instituted a review of all pesticide production companies. Although our licenses and regulatory filings are current, we have had to suspend the installation of our Mancozeb facility pending the completion of the government review. If we are unable to manufacture and distribute our products, even temporarily, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the People’s Republic of China

The People’s Republic of China’s Economic Policies could affect our Business.

Virtually all of our assets are located, and virtually all of our revenues are derived from our operations, in the People’s Republic of China. Accordingly, our business, financial condition and results of operations are subject, to a significant extent, to the economic, political and legal developments in the People’s Republic of China.

While the People’s Republic of China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the People’s Republic of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

Over the past 20 years, the Chinese economy has experienced periods of rapid expansion and fluctuating rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action that could inhibit economic activity in China, and thereby harm the market for our products, which could have a negative effect on our business, financial condition and results of operations.

The economy of the People’s Republic of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the People’s Republic of China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the People’s Republic of China’s economic growth through the allocation of resources, the control of payment of foreign currency- denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in the People’s Republic of China may hamper our ability to remit income to the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although we believe that we are currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change; we may not be able to remit all income earned and proceeds received in connection with its operations or from the sale of its operating subsidiary to our stockholders.

Fluctuation of the Renminbi may indirectly affect our financial condition by affecting the volume of cross- border money flow.

Because we report our financial statements in U.S. dollars but generate virtually all of our revenues and expenses in Renminbi, we are exposed to translation risk resulting from fluctuations between the value of the U.S. dollar and the value of the Renminbi. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China, which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of December 31, 2006, the exchange rate between the Renminbi and the U.S. dollar was 7.8175 Renminbi to every one U.S. dollar.

We may have difficulty establishing adequate management, legal and financial controls in the People’s Republic of China.

The People’s Republic of China historically has not adopted a Western style of management and financial reporting concepts and practices, modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the People’s Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Because most of our directors and all of our officers reside outside of the United States and virtually all of our assets are located in the People's Republic of China, you may have difficulty enforcing certain rights.

Any parties who file litigation against our officers and directors may have difficulty serving their lawsuit and acquiring personal jurisdiction because all of our executive officers and most of our directors reside in the People's Republic of China. For the same reason, it may be difficult for parties who file litigation against those of our officers and directors who reside in the People's Republic of China to enforce judgments that a jurisdiction other than the People's Republic of China enters against them. In addition, because virtually all of our assets are located in the People’s Republic of China, it may be difficult to access those assets to satisfy any monetary judgment that a jurisdiction other than the People's Republic of China enters against us.

Risks Related to Our Common Stock

Our common stock is no longer listed on the American Stock Exchange, or Amex, and is currently quoted only on the Pink Sheets in the United States, which may have an unfavorable impact on our stock price and liquidity.

On November 6, 2006, we received notice of deficiency from the Amex that we were not in compliance with certain continued listing standards and on March 22, 2007, we received notice from Amex of its intent to delist our shares of common stock. We decided not to appeal Amex’s decision and our common stock is currently quoted in the United States on the Pink Sheets under the symbol “BBCZ”. See Item 5 of this annual report for more information regarding the market for shares of our common stock. The Pink Sheets are a significantly more limited market than the Amex and the quotation of our shares on the Pink Sheets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock in the United States. This could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

The market price for our common stock may be volatile, which could result in a complete loss of your investment.

Our common stock is not widely traded or traded in great volume. This was the case even prior to delisting from Amex. Because of the limited trading market and volume, the market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our operating results;
•	changes in financial estimates by securities analysts;
•	market conditions, including new product announcements by us or our competitors, changes in the economic performance or market valuations of competitor companies, as well as acquisition announcements;
•	additions or departures of key personnel; and
•	legal and regulatory developments.

Volatility in our common stock price may make the value of an investment in our shares more speculative.

We could become subject to penny stock regulations and restrictions, which could make it difficult for our stockholders to sell their shares of stock in our company.

SEC regulations generally define “penny stocks” as equity securities that have a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of April 19, 2007, the closing bid and asked prices for our common stock were $3.00 per share. Although we currently meet the net worth exemption from the “penny stock” definition, no assurance can be given that such exemption will be maintained. If we lose the exemption, our common stock may become subject to Rule 15g-9 under the Exchange Act, which regulations are commonly referred to as the “Penny Stock Rules.” The Penny Stock Rules impose additional sales practice requirements on broker-dealers prior to selling penny stocks, which may make it burdensome to conduct transactions in our shares. If our shares become subject to the Penny Stock Rules, it may be difficult to sell shares of our stock, and because it may be difficult to find quotations for shares of our stock, it may be impossible to accurately price an investment in our shares. There can be no assurance that our common stock will continue to qualify for an exemption from the Penny Stock Rules. In any event, even if our common stock continues to remain exempt from the Penny Stock Rules, we remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal executive offices are located in leased office space located at Room 2001, FanMei Building No. 1 Naguan Zhengjie, Xian, Shaanxi province, People’s Republic of China, 710068, and the telephone number is +86-29-87895373. The office space is approximately 328 square meters in area.

We also maintain two separate factories in Yang Ling, China, situated at differing locations within the Yang Ling Agriculture High-Tech Industries Demonstration Zone. These two factories occupy an aggregate of approximately 56,745 square meters of land and contain our production lines, as well as office buildings, warehouses and two research laboratories. We also use a leased warehouse, which occupies 300 square meters of land in close proximity to both of our Yang Ling factories.

The first of the two Yang Ling factories, which was our original factory, occupies approximately 10,514 square meters of land and has historically been used to manufacture compound fertilizer, liquid fertilizer, pesticides and insecticides. Although the bulk of our compound fertilizer production now takes place at the second Yang Ling factory, we plan to continue using the original factory for liquid fertilizer, pesticide and insecticide production.

The second Yang Ling factory, which is our new factory that was completed in March 2005, occupies approximately 46,231 square meters of land. The new factory includes two compound fertilizer production lines, one of which is currently operational. The non-operational production line is still under development. In November of 2005, we broke ground on an additional facility, adjacent to the new factory, for the manufacture of our Mancozeb product line. Prior to the launch of the Mancozeb product line, the Chinese government pesticide office instituted a review of all pesticide production companies and, as a result, required that the Company suspend the installation of the Mancozeb production line pending the completion of the government review. We expect to continue the installation and launch of the Mancozeb production facility after we receive government pesticide office approval.

In connection with an agreement with the city government of A La Er, China, we agreed to invest in the construction of a manufacturing facility that will be able to produce up to 200,000 metric tons of fertilizer and pesticide products. This facility will be located in Xinjiang, China. We believe that, with the strong government support that we are receiving and the regional market demand for fertilizer and pesticide products, Xinjiang represents a significant long-term growth opportunity for Bodisen. Construction of the facility began late in the third quarter of 2006, and we expect to begin initial production at the new facility by no later than the fourth quarter of 2007. We cannot, however, guarantee that production at this facility will begin in 2007. Following the 2006 admission of our shares to trading on the AIM market of the London Stock Exchange plc, we indicated that we intended to use certain proceeds from that offering to construct an additional facility in Northeast China. We have since decided not to pursue this project at this time.

In 2006, road construction in front of our original factory impacted our ability to receive supplies and ship products. The road construction on the main road is now complete. Additionally, in the fourth quarter of 2006 we conducted a month-long shutdown of our factories and existing production lines to conduct scheduled maintenance. The maintenance was conducted to ensure that our production lines are in optimum condition to meet 2007 production requirements.

As discussed in Note 7 to our consolidated financial statements, we have entered into land-lease arrangements for our properties. We do not own any land because, under the People’s Republic of China’s governmental regulations, the government owns all land.

We believe that our owned and leased properties, along with the properties being developed in our current facility expansion plans, will be sufficient for our current and immediately foreseeable operating needs.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than the class action matters described below, we are currently not aware of any such legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse affect on our business, financial condition, results of operations or liquidity.

In late 2006, various shareholders of our company filed eight purported class actions in the U.S. District Court for the Southern District of New York against our company and certain of our officers and directors (among others), asserting claims under the federal securities laws. The complaints contain general and non-specific allegations about prior financial disclosures and our internal controls and a prior, now-terminated relationship with New York Global Group.

The eight actions are Stephanie Tabor vs. Bodisen, Inc., et al., Case No. 06-13220 (filed November 2006), Fraser Laschinger vs. Bodisen, Inc., et al., Case No. 06-13254 (filed November 2006), Anthony DeSantis vs. Bodisen, Inc., et. al., Case No. 06-13454 (filed November 2006), Yuchen Zhou vs. Bodisen, Inc., et. al., Case No. 06-13567 (filed November 2006), William E. Cowley vs. Bodisen, Inc., et. al., Case No. 06-13739 (filed December 2006), Ronald Stubblefield vs. Bodisen, Inc., et. al., Case No. 06-14449 (filed December 2006), Adam Cohen vs. Bodisen, Inc., et. al., Case No. 06-15179 (filed December 2006) and Lawrence M. Cohen vs. Bodisen, Inc., et. al., Case No. 06-15399 (filed December 2006).

The court has consolidated each of the actions into a single proceeding and as of the date of this annual report, only plaintiffs in two of the actions have served summons and complaint on our company. The time for us to respond formally to these lawsuits has not come. Thus, we have not responded to any of the complaints in these class actions. The complaints do not specify an amount of damages that plaintiff seek.

Because these matters are in early stages, we cannot comment on whether an adverse outcome is probable or otherwise. While we believe we have meritorious defenses to each of these actions and intend to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of stockholders was held on December 27, 2006. The stockholders re-elected Qiong Wang, Bo Chen, Patrick McManus, David Gatton and Linzhang Zhu to serve as members of our Board of Directors and also ratified the appointment of Kabani & Company to serve as ours independent public accountants. With 11,202,457 shares voting, the results of the stockholder voting at the annual meeting were as follow:

	For	Withheld
Election of Directors
Qiong Wang	10,944,006	258,451
Bo Chen	10,948,066	254,391
Patrick McManus	10,645,244	557,213
David Gatton	10,645,054	557,403
Linzhang Zhu	10,930,256	272,201

	For	Against	Abstain
Ratification of the appointment of the Company’s independent public accountants	10,272,743	891,735	37,978

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since April 2, 2007, our common stock has been traded on the Pink Sheets under the symbol “BBCZ.” Prior to April 2, 2007, our common stock was traded on the American Stock Exchange under the symbol “BBC.” Prior to August 29, 2005, our common stock traded on the Over-the-Counter Bulletin Board under the symbol "BBOI." In addition, since February 6, 2006, our common stock has been traded on AIM, a market operated by the London Stock Exchange plc, under the symbol “BODI.”

The following table sets forth the high and low bid prices of our common stock for the periods indicated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2006
	High	Low
1st Quarter	$21.97	$13.14
2nd Quarter	18.05	8.11
3rd Quarter	14.65	8.59
4th Quarter	10.84	3.93

	2005
	High	Low
1st Quarter	$6.30	$5.05
2nd Quarter	6.25	5.04
3rd Quarter	7.87	5.10
4th Quarter	15.94	6.12

As of April 27, 2007, there were approximately 519 holders of record of our common stock.

Of the approximate 536 holders of record, 28 holders of record currently hold shares of our common stock on behalf of additional persons residing in the People’s Republic of China. Some or all of the 19 stockholders of Bodisen International (which, prior to the “reverse merger”, was the parent of Yang Ling, our principal operating subsidiary) who received stock in the “reverse merger” held at least a portion of such shares on behalf of additional persons residing in the People’s Republic of China. Prior to the reverse merger that resulted in our current corporate structure, various individuals provided investment capital to Yang Ling. After the reverse merger, we issued share certificates for our common stock to reflect the value of the earlier investments. Pursuant to an arrangement with the initial investors, we issued share certificates to certain individuals other than the initial investors, including two of our officers (Qiong Wang and Bo Chen), who held title to those shares as nominee for the benefit of those investors. Following our reverse merger and our payment of a 3 for 1 stock dividend, Ms. Wang held legal title to a total of 3,748,780 shares, of which she held 3,028,780 as nominee for the benefit of the initial investors and 720,000 for her own benefit, and Mr. Chen held legal title to 3,584,096 shares, of which he held 2,894,096 as nominee for the benefit of the initial investors and 690,000 for his own benefit. Thus, Ms. Wang and Mr. Chen held 5,922,876 shares beneficially for others, apart from the shares they held for themselves.

In late 2005, some of the initial investors began to request that the beneficially-held shares be transferred to them so that they could hold the shares in their own names. In response, Ms. Wang and Mr. Chen transferred shares they held beneficially for the initial investors to their children, who in turn effectuated the transfer of such shares to the initial investors. Over time, this process continued so that eventually, Ms. Wang and Mr. Chen transferred indirectly through their children all of the 5,922,876 beneficially-held shares to the initial investors, with the exception of approximately 738,000 shares. We hold the originals of 28 stock certificates representing these approximate 738,000 shares in our offices in Xi’an, China.

The record holders of the 28 share certificates are nominees only and hold the shares for the benefit of initial investors or their assigns. The nominees have not asserted any interest in or made any claim to these shares. We have confirmed that the share certificates are genuine and that the records of our transfer agent are consistent with the information that appears on the certificates.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

In addition, as stipulated by the Company Law of the People’s Republic of China, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

•	making up cumulative prior years’ losses, if any;
•
allocations to the “statutory surplus reserve” of at least 10% of income after tax, as determined under the People’s Republic of China’s accounting rules and regulations, until the fund amounts to 50% of a company’s registered capital;

•
allocations of 5-10% of income after tax, as determined under the People’s Republic of China’s accounting rules and regulations, to a company’s “statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to a company’s employees; and

•	allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

Accordingly, we established a reserve for the annual contribution of 10% of net income to the welfare fund in 2006, 2005 and 2004. The amount included in the statutory reserve for the years ended December 31, 2006, 2005 and 2004 amounted to $1,947,557, $1,349,026 and $754,111, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to our 2004 Stock Option Plan, we are authorized to issue stock options for up to 1,000,000 shares of our common stock. On June 4, 2004, we granted David Gatton and Patrick McManus, who are each members of our Board of Directors, 50,000 stock options each, having an exercise price of $5.00 per share, which was the same as the market price of the shares at the time of granting of the option. Of the options subject to such grants, 25,000 of each grant vested immediately and the remaining 25,000 vested over 8 equal quarterly installments, where the first installment vested at the end of the second quarter 2004.

We granted Messrs. Gatton and McManus an additional 5,000 options each on December 28, 2004, which vested on December 31, 2004. The option exercise price for these options was $5.80 per share, which was the same as the market price of the shares at the time of granting of the options.

On October 4, 2005, we granted an additional 13,000 stock options to each Messrs. Gatton and McManus. Of each grant, 10,000 stock options vested immediately, with the remaining 3,000 stock options vesting over the next three months. The option exercise price was $6.72, which was the same as fair value of the shares at the time of granting of the options.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders…………………….	N/A	N/A	N/A
Equity compensation plans not approved by security holders…………………….	136,000	$5.39	864,000
Total…………………	136,000		864,000

Recent Issuances of Unregistered Securities

On February 24, 2004, we issued 3.0 million shares of our common stock to the stockholders of Bodisen International in connection with the acquisition of Yang Ling, our sole operating subsidiary. For additional information about this transaction, please see Item 1, “Description of Business,” above. The sale was effective pursuant to a private placement under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

Effective March 16, 2005, we completed a private placement pursuant to a securities purchase agreement with an accredited investor. We received the sum of $3 million and issued a one year 9% debenture convertible into shares of common stock by dividing the aggregate principal and accrued interest by a conversion price of $4.80; and three year warrants to purchase 187,500 shares of common stock at $4.80 per share. In connection with the placement, a three year warrant was issued to purchase 40,000 shares of common stock at $6.88 per share. During the course of 2005, the note was fully converted to 657,402 shares of common stock. All of the warrants were exercised during December 2005 and January 2006. The net proceeds from this offering were used towards capital contribution of the registration of a wholly-owned Bodisen subsidiary by the name of Yang Ling Bodisen Agricultural Technology Co., Ltd. The sale was conducted pursuant to a private placement under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

On March 15, 2006, we issued 380,179 restricted shares of common stock at $14.00 per share to institutional investors in a private placement pursuant to Regulation S. The proceeds from this financing were used to fulfill repayment obligations of a $5 million short term note that we entered in December 2005, which was used to fund raw materials purchases.

Since November 2003 and prior to becoming a U.S. public company in February 2004, we had a relationship with Mr. Ben Wey and the companies with which he is affiliated, including New York Global Group. Mr. Ben Wey and the companies with which he is affiliated were involved with and provided services in connection with the Company’s issuance of unregistered securities as described above. The Company terminated the relationship in September 2006.

Over the course of our nearly three-year relationship with New York Global Group and Mr. Wey, we made payments to Tianjin NYGC Investment Consulting Co., Ltd. - a China-based subsidiary of New York Global Group - and affiliated companies of approximately $6,100,000. The majority of these payments were attributable to commissions and fees in connection with successful financings in March 2005, December 2005 and March 2006, and February 2006, and were supported by various written agreements. These agreements and payments were described in a press release attached as an exhibit to our current report on Form 8-K filed on January 5, 2007.

ITEM 6.  SELECTED FINANCIAL DATA

As described in Item 1, "Business—History and Company Structure," our company is the result of a 2004 reverse merger. The historical consolidated financial information presented below for the years ended December 31, 2003 and 2002 (the period prior to the reverse merger) is that of Yang Ling, while the historical consolidated financial information for the years ended December 31, 2006, 2005 and 2004 is that of our company.

The following table of selected historical financial data is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.
	For the year ended December 31,
	2006	2005	2004	2003	2002
Balance Sheet:
Total current assets	$46,240,470	$20,600,285	$9,601,349	$7,446,862	$4,765,250
Total assets	$69,196,618	$36,291,092	$14,799,727	$11,199,680	$7,157,188
Total current liabilities	$1,370,300	$4,873,989	$1,356,946	$2,832,106	$1,974,375

Cash Flow Statement:
Net cash provided by / (used in) operating activities	$(5,920,097)	$1,823,015	$1,968,219	$2,236,028	$937,023
Net cash used in investing activities	$(5,629,351)	$(5,768,028)	$(2,778,136)	$(1,608,837)	$(817,872)
Net cash provided by / (used in) financing activities	$16,769,964	$7,978,672	$(111,900)	$2,114,400	$(205,338)
Cash & cash equivalents, end of year	$11,824,327	$6,276,897	$2,121,811	$2,974,773	$233,182

Income Statement:
Net Revenue	$43,626,984	$30,975,350	$16,255,896	$9,783,784	$4,881,350
Gross Profit	$17,083,821	$11,504,229	$6,571,931	$3,077,702	$1,299,174
Income from Operations	$13,558,371	$9,072,476	$5,048,581	$1,873,495	$680,030
Net income	$13,370,827	$7,421,112	$5,027,403	$1,970,361	$667,583
Earnings (Losses) per share (Basic and Diluted)[1]	$0.76	$0.48	$0.33	$0.13	$0.04

(1) See Note 2 to our consolidated financial statements for an explanation of our calculation of earnings per share. Earnings per share for year end December 31, 2002 and 2003 have been adjusted to reflect the 15,268,000 shares issued and outstanding as of December 31, 2004, to present consistent presentation of the earnings per share for the period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our selected consolidated financial and operating data and the accompanying consolidated financial statements and related notes thereto included elsewhere in this annual report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in “Risk Factors” and “Note Regarding Forward Looking Statements”.

Virtually all of our revenues and expenses in 2006 were denominated in Renminbi ("RMB"), the currency of the People's Republic of China. Because we report our financial statements in U.S. dollars, we are exposed to translation risk resulting from fluctuations of exchange rates between the RMB and the U.S. dollar. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A devaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. See “Risk Factors.” We do not engage in currency hedging and to date, inflation has not had a material impact on our business.

Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2006 and 2005 and for the three-year period ended December 31, 2006.

Overview

We are incorporated under the laws of the state of Delaware and our operating subsidiary, Yang Ling, is headquartered in Shaanxi Province, the People’s Republic of China. We are engaged in developing, manufacturing and selling organic fertilizers, liquid fertilizers, pesticides and insecticides in the People’s Republic of China and produce numerous proprietary product lines, from pesticides to crop-specific fertilizers. We market and sell our products to distributors throughout the People's Republic of China, and these distributors, in turn, sell our products to farmers. We also conduct research and development to further improve existing products and develop new formulas and products.

Critical Accounting Policies

The accounting and reporting policies that we use affect our consolidated financial statements. Certain of our accounting and reporting policies are critical to an understanding of our results of operations and financial condition, and in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our consolidated financial statements. These accounting and reporting policies are described below. See Note 2 to our consolidated financial statement for further discussion of our accounting policies.

Accounts receivable

We maintain reserves for potential credit losses on accounts receivable and record them primarily on a specific identification basis. In order to establish reserves, we review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. This analysis and evaluation requires the use of judgments and estimates. Because of the nature of the evaluation, certain of the judgments and estimates are subject to change, which may require adjustments in future periods.

Inventories

We value inventories at the lower of cost (determined on a weighted average basis) or market. When evaluating our inventory, we compare the cost with the market value and make allowance to write them down to market value, if lower. The determination of market value requires the use of estimates and judgment by our management.

Intangible assets

Since July 1, 2002, we have evaluated potential goodwill impairment in accordance with SFAS No. 142, which applied to our financial statements beginning July 1, 2002. We evaluate intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. This evaluation requires the use of judgments and estimates, in particular with respect to recoverability. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently analyzing the potential accounting treatment under this Statement.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends SFAS No. 140 to eliminate the prohibition on qualifying special-purpose entities from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. We have not yet evaluated the impact of this pronouncement on our financial statements.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140.” The new standard requires recognition of servicing assets in connection with any obligation to service a financial asset arising from 1) a servicing contract entered into as part of a transfer of assets meeting the requirements for sale accounting, 2) the transfer of assets to a special purpose entity in a guaranteed mortgage securitization where the transferor retains a controlling interest in the securitized asset or 3) an acquisition or assumption of obligations to service financial assets not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must be measured at fair value initially, if practicable, and the assets or liabilities must either be amortized or recorded at fair value at each reporting date. The statement allows a one-time reclassification for entities with servicing rights and subsequently requires separate presentation of servicing assets and liabilities at fair value in the statement of financial position. This statement is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted. We do not expect this implementation to have a material effect on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within those fiscal years. We are currently evaluating the effect of this pronouncement on our financial statements.

In September 2006, FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Effective for fiscal years ending after December 15, 2008, SFAS N. 158 requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in the statement of financial position as well as recognition in comprehensive income of changes in that funded status in the year in which the changes occur. Additionally, an employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Different rules apply for employers without publicly traded equity securities. We are currently evaluating the effect of this pronouncement on financial statements.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No.  03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. While our analysis of the impact of adopting Interpretation 48 is not yet complete, we do not currently anticipate that it will have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We adopted SAB 108 in the fourth quarter of 2006 with no impact on our consolidated financial statements.

For information regarding these and other recent accounting pronouncements and their expected impact on our future financial condition or results of operations, see Note 2 to our consolidated financial statements.

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenue. We generated revenues of $43,626,984 for the year ended December 31, 2006, an increase of $12,651,634 or 40.8%, compared to $30,975,350 for the year ended December 31, 2005. The growth in revenue was primarily attributable to the increase in our customer base , which we believe resulted from growing awareness of the efficacy of our products in the markets in which we do business in connection with our continued efforts to aggressively market our products. We believe that the Bodisen brand name has become synonymous with proven higher crop yields. The completion of the new factory in early 2005 enabled us to meet the growing demand for our products.

Gross Profit. We achieved a gross profit of $17,083,821 for the year ended December 31, 2006, an increase of $5,579,592 or 48.5%, compared to $11,504,229 for the year ended December 31, 2005. Gross margin, as a percentage of revenues, increased from 37.15% for the year ended December 31, 2005, to 39.2% for the year ended December 31, 2006. The increase in gross margin was primarily attributable to the price increases in our main products. During the year ended December 31, 2006, we raised our prices two times. The first price increase was in-line with increases throughout the industry, while the second resulted from realization that the marketplace would support a premium for Bodisen brand products. In addition, we entered into purchasing agreements to lock in 2005 price levels for all raw materials purchased during 2006 using $5,000,000 from the short term note that issued in December 2005.

Operating expenses. We incurred operating expenses of $3,525,450 for the year ended December 31, 2006, an increase of $1,093,697 or 45.0%, compared to $2,431,753 for the year ended December 31, 2005. The increase in our operating expenses is related to increased legal fees in connection with the litigation described under Item 3 “Legal Proceedings” as well as our increased sales and marketing costs in connection with our efforts to increase awareness of the efficacy of our products, which efforts we believe resulted in the 40.8% increase in sales for 2006.

Aggregated selling expenses accounted for $1,972,076 of our operating expenses for the year ended December 31, 2006, an increase of $1,036,632 or 110.8% compared to $935,444 for the year ended December 31, 2005. These increased expenses related to costs associated with sales and marketing efforts related to our products, as well as transportation of our products. As we continue to grow revenues, we sell Bodisen products at greater distances from our factories, which leads to increased shipping costs, most notably on the compound fertilizer product that is sold in 50 kilogram (110 pounds) units. The increase in the cost of fuel has also had an effect on operating expenses. General and administrative expenses accounted for the remaining $1,553,374 of operating expenses for the year ended December 31, 2006, compared to $1,496,309 for the year ended December 31, 2005, an increase of $57,065 or 3.8%. Operating expenses are related to the cost of maintaining our facilities, salaries and research and development. The increase in general and administrative expenses is due to higher legal fees. Absent these legal fees, our general and administrative expenses decreased because of improved cost control measures.

Non Operating Income and Expenses. We had total non-operating income of $172,456 for the year ended December 31, 2006 compared to a total non-operating expense of $1,651,364 for the year ended December 31, 2005. Total non-operating income in 2006 included other income of $612,584, the majority of which relates to foreign currency translation gain from the funds raised on the AIM Market of the London Stock Exchange plc in the United Kingdom. In 2005, total non-operating expense including other expense of $121,410, which related to a $108,165 loss on the sale of fixed assets and a $13,245 exchange loss on a foreign currency transaction. Total non-operating income includes interest income of $240,527 for the year ended December 31, 2006 compared to $137,870 for the year ended December 31, 2005. The increase in 2006 is due to the increase in our cash balance as a result of the sale of stock in the first quarter of 2006. Interest expense included in total non-operating income for the year ended December 31, 2006 was $680,655 compared to $1,667,824 for the year ended December 31, 2005. In 2006, the majority of the interest expense relates to the $5 million note issued December 8, 2005 and repaid during March 2006 ($603,886), where in 2005, the majority of the interest expense related to the $3 million convertible debenture issued March 16, 2005 and the $5 million note payable issued December 8, 2005.

Net Income. For the foregoing reasons, net income increased by 85.0% to $13,730,827 during the year ended December 31, 2006, an increase of $6,309,715, from $7,421,112 for the year ended December 31, 2005. Our earnings per share (EPS) rose to $0.76 for the year ended December 31, 2006 from $0.48 for the year ended December 31, 2005.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Revenue. We generated revenues of $30,975,350 for the year ended December 31, 2005, an increase of $14,749,454 or 90.9%, compared to $16,225,896 for the year ended December 31, 2004. The growth in revenue was primarily attributable to the increase in our customer base as we continue to aggressively market our products and the growing awareness in the agricultural industry in the markets in which we do business of the efficacy of our products. We believe the Bodisen brand name has become synonymous with proven higher crop yields. The completion of our new factory in early 2005 enabled us to meet the growing demand for all of our products.

Gross profit. We achieved gross profit of $11,504,229 for the year ended December 31, 2005, an increase of $4,932,298 or 75.1%, compared to $6,571,931 for the year ended December 31, 2004. Gross margin, as a percentage of revenues, decreased from 40.5% for the year ended December 31, 2004 to 37.1% for the year ended December 31, 2005. The decrease in gross margin was primarily attributable to increased costs of raw materials, as well as an increase in the costs of shipping our products. The widespread increase in the cost of all raw materials in the People’s Republic of China lead us to seek the $5,000,000 short term note payable in December 2005, so that we could lock in raw materials prices at off season levels for 2006.

Operating expenses. We incurred operating expenses of $2,431,753 for the year ended December 31, 2005, an increase of $908,403 or 59.6%, compared to $1,523,350 for the year ended December 31, 2004. These operating expenses are related to increased sales and marketing costs related to the 90.9% increase in sales for 2005.

We incurred expenses of $935,444 for the year ended December 31, 2005, an increase of $319,895 or 52%, compared to $615,549 for the year ended December 31, 2004. Selling expenses are related to costs associated with sales and marketing of our products and with transportation of our products. As we continue to grow revenues, we are selling Bodisen products greater distances from our factories, leading to increased shipping costs, most notably on the compound fertilizer product that is sold in 50 kilogram (110 pounds) units. The increase in the cost of fuel experienced in the second, third and fourth quarters of 2005 also had an effect on operating expenses. Operating expenses include general and administrative expenses of $1,496,309 for the year ended December 31, 2005 and $907,801 for the year ended December 31, 2004, an increase of $588,508 or 64.8%.

Non Operating Income and Expenses. We had other non operating expense of $121,410 for the year ended December 31, 2005, this relates to $108,165 loss on the sale of fixed assets and a $13,245 exchange loss on foreign currency transaction, compared to non operating income of $7,623 for the year ended December 31, 2004. We had interest income of $137,870 for the year ended December 31, 2005 compared to $45,338 for the year ended December 31, 2004. Interest expense for the year ended December 31, 2005 was $1,667,824 compared to $74,139. The majority of the interest expense in 2005 relates to the $3,000,000 convertible debenture issued March 16, 2005 and the $5,000,000 short-term note payable issued December 8, 2005.

Net Income. For the foregoing reasons, net income increased by 47.6% to $7,421,112, an increase of $2,393,709, from $5,027,403. Earnings per share (EPS) rose to $0.48 in 2005 from $0.33 in 2004.

Liquidity and Capital Resources

We are primarily a parent holding company for the operations carried out by our indirect operating subsidiary, Yang Ling, which carries out its activities in the People’s Republic of China. Because of our holding company structure, our ability to meet our cash requirements apart from our financing activities, including payment of dividends on our common stock, if any, substantially depends upon the receipt of dividends from our subsidiaries, particularly Yang Ling.

As of December 31, 2006, we had $11,824,327 of cash and cash equivalents compared to $6,276,897 as of December 31, 2005. The significant increase in cash is due to the sale of our stock during 2006 that resulted in gross proceeds of $26,682,511 (or $20,549,804 after deducting offering expenses of $6,132,707). We used $6,253,439 of these proceeds to establish a new compound fertilizer production base at our new facility in Urumqi, Xinjiang, as well as $1,132,395 to invest in two local Chinese companies, with the remainder going towards our working capital requirements, which increased as a result of our growing operations.

Cash Flows

We used $5,920,097 of cash in our operating activities for the year ended December 31, 2006 compared to generating $1,823,015 of cash from operating activities in 2005. This significant increase in the use of cash in operating activities is principally due to the increase in accounts receivable to $18,875,368 as of December 31, 2006 compared to $7,478,152 in 2005 as well as an increase in advances to suppliers to $7,775,011 as of December 31, 2006 compared to $3,732,975 in 2005.

We used $5,629,351 of cash for investing activities for the year ended December 31, 2006, down slightly from $5,768,028 in 2005. In 2006 our investing activities consisted primarily of our land-lease arrangement ($2,529,818), as well as the investment in two local Chinese companies ($1,156,861), an increase in construction in progress ($1,696,321) and the acquisition of property and equipment ($451,358). In 2005, investing activities consisted primarily of the acquisition of property and equipment ($3,642,530), primarily for our new facility, and our investment in shares of China Natural Gas ($2,867,346).

We generated $16,769,964 of cash from our financing activities for the year ended December 31, 2006 compared to $7,978,672 for the year ended December 31, 2005. The significant increase is due to the capital raised from the sale of our common stock in the first quarter of 2006.

Financing Activities

On February 3, 2006, we entered into an agreement to sell 1,643,836 shares of our common stock at 730 pence per share (approximately $12.99 per share). These shares currently trade on the AIM Market of the London Stock Exchange plc. We received approximately £12,000,000 (approximately $21,360,000) of gross proceeds, which were intended for construction of two factories (one in the Northwest and one in the Northeast of the People’s Republic of China), as well as the purchase of raw materials and for general corporate purposes. We have since decided not to pursue construction of the factory in the Northeast.

On March 15, 2006, we raised $5,322,506 from the issuance of 380,179 restricted shares of common stock at $14.00 per share to institutional investors in a private placement. We used the proceeds of this financing to repay the $5,000,000 short-term note issued in December 2005.

For additional information relating to our financing activities, see Notes 9, 10 and 11 to our consolidated financial statements appearing elsewhere in this annual report.

Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations.

Loan Receivables

In August 2006, we made an unsecured loan of $1,153,260 to one of our suppliers.   Because we will receive interest payments (at a rate of 13% per annum) on this amount from the supplier, we account for this as a loan rather than an advance to a supplier. This loan is to be repaid by April 2008.  In November 2006, we made an unsecured $754,745 advance payment to a company for the installation of a facility to house a new compound fertilizer production line in a new building.  Because the building that will house the facility was only recently completed, the installation of that facility has not yet occurred.  We accounted for this as a loan under applicable accounting rules because the advance payment bears interest at rate of 13% per annum.  For more information relating to these loan receivables, see Note 2 to our consolidated financial statements appearing elsewhere in this annual report.

Contractual Commitments

In August 2006, we entered into a 30-year land-lease arrangement with the government of the People’s Republic of China, under which we pre-paid $2,529,818 upon execution of the contract of lease expense for the next 15 years. We agreed to make a prepayment for the next eight years in November 2021, and will make a final pre-payment in November 2029 for the remaining seven years. The annual lease expense amounts to approximately $169,580. For further information regarding this arrangement, see Note 7 to our consolidated financial statements. Our land-lease arrangement is currently our only material on- and off-balance sheet expected or contractually committed future obligation.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements except for the remaining pre-payments under the land-lease arrangement described above and in Note 7 to our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risks

While our reporting currency is the U.S. dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our investments in public companies. We invest in equity instruments of public companies for business and strategic purposes and we have classified these securities as available-for-sale. These available-for-sale equity investments are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods.

We are also exposed to changes in the value of our investments in non-public companies, including start-up companies. These long-term equity investments in technology companies are subject to significant fluctuations in fair value due to the volatility of the industries in which these companies participate and other factors.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bodisen Biotech, Inc. and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2006, 2005 and 2004

Contents
Page

Report of Independent Registered Public Accounting Firm	33

Financial Statements:

Consolidated Balance Sheets as of December 31, 2006 and 2005	34

Consolidated Statements of Income and Other Comprehensive Income
for the years ended December 31, 2006, 2005 and 2004	35

Consolidated Statement of Stockholders' Equity for the years ended
December 31, 2006, 2005 and 2004	36

Consolidated Statements of Cash Flows for the years ended
December 31, 2006, 2005 and 2004	37

Notes to Consolidated Financial Statements	38

Financial Statement Schedule:

Schedule I - Condensed financial information or Registrant - Parent only schedule
Under Rule 5-04/4-08(e)(3) for the years ended December 31, 2006, 2005 AND 2004	63

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Bodisen Biotech, Inc.

We have audited the accompanying consolidated balance sheets of Bodisen Biotech, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2006, 2005 and 2004 and the financial statement schedule for the years ended December 31, 2006, 2005 and 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bodisen Biotech, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed in Note 23 and Note 12, there are certain law suits filed by investors against the Company and the company is subject to potential claims from certain investors who have a right to receive the Company’s shares.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's responses in regard to these matters are also described in Note 23 and Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 26, 2007

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	December 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$11,824,327	$6,276,897
Accounts receivable, net of allowance for	18,875,368	7,478,152
doubtful accounts of $659,653 and $263,376
Other receivable	888,230	1,037,683
Inventory	1,794,585	1,180,007
Advances to suppliers	12,662,139	4,563,471
Prepaid expense and other current assets	195,821	64,075

Total current assets	46,240,470	20,600,285

PROPERTY AND EQUIPMENT, net	5,195,283	4,887,841

CONSTRUCTION IN PROGRESS	3,669,807	1,872,945

MARKETABLE SECURITY	6,500,869	6,810,434

INTANGIBLE ASSETS, net	2,054,346	2,119,587

OTHER ASSETS	3,553,433	-

LOAN RECEIVABLE	1,982,410	-

TOTAL ASSETS	$69,196,618	$36,291,092

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable, net of discount of $603,886	$-	$4,396,114
Accounts payable	1,022,352	49,893
Accrued expenses	347,948	427,982

Total current liabilities	1,370,300	4,873,989

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares;
issued and outstanding 18,310,250 and 16,120,902	1,831	1,613
Additional paid-in capital	33,860,062	12,082,793
Other comprehensive income	5,431,910	4,531,009
Statutory reserve	4,314,488	2,366,931
Retained earnings	24,218,027	12,434,757
Total stockholders' equity	67,826,318	31,417,103

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,196,618	$36,291,092

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Years Ended December 31,
	2006	2005	2004

Net Revenue	$43,626,984	$30,975,350	$16,225,896

Cost of Revenue	26,543,163	19,471,121	9,653,965

Gross profit	17,083,821	11,504,229	6,571,931

Operating expenses
Selling expenses	1,972,076	935,444	615,549
General and administrative expenses	1,553,374	1,496,309	907,801
Total operating expenses	3,525,450	2,431,753	1,523,350

Income from operations	13,558,371	9,072,476	5,048,581

Non-operating income (expense):
Other income (expense)	612,584	(121,410)	7,623
Interest income	240,527	137,870	45,338
Interest expense	(680,655)	(1,667,824)	(74,139)

Total non-operating income (expense)	172,456	(1,651,364)	(21,178)

Net income	13,730,827	7,421,112	5,027,403

Other comprehensive income
Foreign currency translation gain	1,210,466	519,066	68,855
Unrealized gain (loss) on marketable equity security	(309,565)	3,943,088	-

Comprehensive Income	$14,631,728	$11,883,266	$5,096,258

Weighted average shares outstanding :
Basic	17,966,090	15,427,494	15,268,000
Diluted	18,072,433	15,589,336	15,328,356

Earnings per share:
Basic	$0.76	$0.48	$0.33
Diluted	$0.76	$0.48	$0.33

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

				Other			Total
	Common Stock		Additional Paid	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	in Capital	Income	Reserve	Earnings	Equity

Balance January 1, 2004	15,268,000	$1,527	$5,991,823	$0	$263,794	$2,089,379	$8,346,523

Cumulative translation adjustment				68,855			68,855

Net income for the year ended December 31, 2004						5,027,403	5,027,403

Transfer to statutory reserve					754,111	(754,111)	0

Balance, December 31, 2004	15,268,000	1,527	5,991,823	68,855	1,017,905	6,362,671	13,442,781

Conversion of convertible debenture and interest to	657,402	66	3,155,498				3,155,564
common Stocks

Exercise of warrants for cash	195,500	20	955,020				955,040

Value of beneficial conversion feature in connection
with $3 million convertible note			803,381				803,381

Value of warrants issued in connection with $3 million			365,881				365,881
convertible note

Value of warrants issued in connection with $5 million			811,190				811,190
note payable

Change in foreign currency translation gain				519,066			519,066

Change in unrealized gain on marketable equity security				3,943,088			3,943,088

Net income for the yead ended December 31, 2005						7,421,112	7,421,112

Transfer to statutory reserve					1,349,026	(1,349,026)	0

Balance, December 31, 2005	16,120,902	1,613	12,082,793	4,531,009	2,366,931	12,434,757	31,417,103

Sale of common stock for cash, net of offering
costs of $6,132,708	2,024,015	202	20,549,602				20,549,804

Exercise of warrants for cash	16,533	16	1,220,144				1,220,160

Value of vested options issued directors			7,523				7,523

Change in foreign currency translation gain				1,210,466			1,210,466

Change in unrealized gain on marketable equity security				(309,565)			(309,565)

Net income for the year ended December 31, 2006						13,730,827	13,730,827

Transfer to statutory reserve					1,947,557	(1,947,557)	0

Balance, December 31, 2006	18,161,450	$1,831	$33,860,062	$5,431,910	$4,314,488	$24,218,027	$67,826,318

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Years Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,730,827	$7,421,112	$5,027,403
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	455,318	324,638	302,803
Common stock issued for interest expense	-	155,564	-
Amortization of debt discounts	603,886	1,376,566	-
Exchange gain	(451,867)	-	-
Value of vested option issued to directors	7,523	-	-
(Increase) / decrease in assets:
Accounts receivable	(10,906,475)	(2,333,365)	(3,166,143)
Other receivable & Loan Receivable	(1,759,543)	(987,322)	-
Inventory	(562,179)	(388,251)	51,612
Advances to suppliers	(7,775,011)	(3,732,975)	1,178,306
Prepaid expense	(133,967)	(45,290)	-
Other assets	3,482	(3,388)	(48,736)
Increase / (decrease) in current liabilities:
Accounts payable	959,335	(63,927)	(1,521,819)
Unearned revenue	-	-	(15,888)
Other payables	(15,168)	(11,716)	(35,350)
Accrued expenses	(76,258)	111,369	196,031

Net cash provided by (used in) operating activities	(5,920,097)	1,823,015	1,968,219

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of loan receivable	-	-	(968,000)
Payment on loan receivable	-	976,368	-
Acquisition of property and equipment	(451,358)	(3,642,530)	(435,814)
Additions to construction in progress	(1,696,321)	(234,520)	(1,374,322)
Purchase of marketable security	-	(2,867,346)	-
Acquistion of other assets	(3,481,672)	-	-

Net cash used in investing activities	(5,629,351)	(5,768,028)	(2,778,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	(5,000,000)	(976,368)	(111,900)
Loans made to officers	-	(2,383,217)	-
Repayments of loans to officers	-	2,383,217	-
Proceeds from issuance of convertible note	-	3,000,000	-
Proceeds from issuance of note payable	-	5,000,000	-
Proceeds from issuance of common stock	26,682,511	-	-
Payment of offering costs	(6,132,707)	-	-
Proceeds from the exercise of warrants	1,220,160	955,040	-

Net cash provided by / (used in) financing activities	16,769,964	7,978,672	(111,900)

Effect of exchange rate changes on cash and cash equivalents	326,914	121,427	68,855

NET INCREASE /(DECREASE) IN CASH & CASH EQUIVALENTS	5,547,430	4,155,086	(852,962)

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	6,276,897	2,121,811	2,974,773

CASH & CASH EQUIVALENTS, END OF YEAR	$11,824,327	$6,276,897	$2,121,811

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$112,500	$68,144	$60,231
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
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

In June 2006, BBST created another wholly owned subsidiary in the province of Sinkang, China by the name of Bodisen Agriculture Material Co. Ltd. (“Material”). “Material” had no operations during the year ended December 31, 2006.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

As of December 31, 2005 and 2004, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income.”

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $659,653 and $263,376 as at December 31, 2006 and 2005, respectively.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $12,662,139 and $4,563,471 at December 31, 2006 and 2005, respectively.

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

In August 2006, the Company entered into an agreement to loan $1,153,260 to an unrelated party. The loan is unsecured, payable by April 2008 and carries an interest rate of 13% per annum. Interest receivable on this loan is $68,191.

In November 2006, the Company entered into an agreement to loan $754,745 to an unrelated party. The loan is unsecured, payable by December 2008 and carries an interest rate of 13% per annum. Interest receivable on this loan is $6,214.

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

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
At December 31, 2006 and 2005, the following are the details of the property and equipment:

	2006	2005

Operating equipment	$946,252	$923,688
Vehicles	597,239	362,780
Office equipment	74,944	63,403
Buildings	4,426,559	4,142,129
	6,044,994	5,492,000
Less accumulated depreciation	(849,711)	(604,159)
	$5,195,283	$4,887,841

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $307,310, $193,634 and $172,622, respectively.

On December 31, 2006 and 2005, the Company has “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $3,669,807 and $1,872,945, respectively.

Marketable Security

Marketable security consists of 2,063,768 shares of China Natural Gas, Inc. (traded on the OTCBB: CHNG). This investment is classified as available-for-sale as the Company plans to hold this investment for the long-term. This investment is reported at fair value with unrealized gains and losses included in other comprehensive income. The fair value is determined by using the securities quoted market price as obtained from stock exchanges on which the security trades.

Investment income, principally dividends, is recorded when earned. Realized capital gains and losses are calculated based on the cost of securities sold, which is determined by the "identified cost" method.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2006 and 2005 there were no significant impairments of its long-lived assets.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
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

The Company’s revenue is earned in three product lines, which are as follows:

	For the Years End December 31,
	2006	2005	2004
Compound fertilizer	$27,380,650	$20,639,633	$10,013,292
Liquid fertilizer	7,465,830	5,877,151	4,987,276
Pesticide	8,780,504	4,458,566	1,225,328
	$43,626,984	$30,975,350	$16,225,896

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2006, 2005 and 2004 were insignificant.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, the Company recognized $7,523 in share-based compensation expense for the year ended December, 2006. There were no new employee options granted during the year ended December 31, 2006; however, the expense recognized of $7,523 relates to the vesting of options issued to employees prior to January 1, 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The pro forma expense to recognize during the years ended December 31, 2005 and 2004 is presented in Note 12.

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

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
In March 2005, Bodisen Biotech Inc. formed a new 100% wholly-owned subsidiary named Yang Ling Bodisen Agricultural Technology Co., Ltd. (“Agricultural”) in China. Under Chinese law, a newly formed wholly owned subsidiary of a foreign company enjoys an income tax exemption for the first two years and a 50% reduction of normal income tax rates for the following 3 years. In order to extend such tax benefits, in June 2005, Agricultural completed a transaction with Yang Ling Bodisen Biology Science and Technology Development Company Limited (“BBST”), Bodisen Biotech, Inc.’s operating subsidiary in China which resulted in Agricultural owning 100% of BBST.

If the Company had not been exempt from paying income taxes during the years ended December 31, 2006, 2005 and 2004, income tax expense would have been approximately $4,532,000, $2,859,000 and $1,659,000, respectively, and earnings per share would have been reduced by $0.26, $0.19 and $0.11, respectively.

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $1,798,387 and $587,921 at December 31, 2006 and 2005, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the years ended December 31, 2006, 2005 and 2004, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gains of $1,210,466, $519,066 and $68,855, respectively.

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

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
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

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140.” The new standard requires recognition of servicing assets in connection with any obligation to service a financial asset arising from 1) a servicing contract entered into as part of a transfer of assets meeting the requirements for sale accounting, 2) the transfer of assets to a special purpose entity in a guaranteed mortgage securitization where the transferor retains a controlling interest in the securitized asset, or 3) an acquisition or assumption of obligations to service financial assets not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must be measured at fair value initially, if practicable, and the assets or liabilities must either be amortized or recorded at fair value at each reporting date. The statement allows a one-time reclassification for entities with servicing rights and subsequently requires separate presentation of servicing assets and liabilities at fair value in the statement of financial position. This statement is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect this implementation to have a material effect on our consolidated financial statements.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004

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

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The company is analyzing the potential accounting treatment.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. While the Company analysis of the impact of adopting Interpretation 48 is not yet complete, it do not currently anticipate it will have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004

Note 3 - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc., its 100% wholly-owned subsidiary Bodisen Holdings, Inc. (“BHI”), BHI’s 100% wholly- owned subsidiary Yang Ling Bodisen Biology Science and Technology Development Company Limited (BBST), a 100% wholly-owned subsidiary, incorporated in March 2005, named Yang Ling Bodisen Agricultural Technology Co., Ltd (Agricultural) and a 100% wholly-owned subsidiary, incorporated in June 2006, named Sinkiang Bodisen Agriculture Material Co., Ltd. (Material). All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 4 - Advances to officers

During the six month period ending June 30, 2005, the Company advanced $2,383,217 to 4 officers as a short term loan. Said loan was interest free, unsecured, and payable upon demand. These loans were repaid during the quarter ended September 30, 2005.

Note 5 - Inventory

The inventory as of December 31, 2006 and 2005 consisted of the following :-

	2006	2005

Raw Material	$1,257,883	$650,745
Packaging	161,923	146,279
Finished Goods	550,280	549,533
Consumables	395	3,544
	1,970,481	1,350,101
Less : Obsolescence Reserve	(175,896)	(170,093)
Net Inventory	$1,794,585	$1,180,007

Note 6 - Marketable Security

During the year ended December 31, 2005, the Company purchased 2,063,768 shares of China Natural Gas, Inc. (traded on the OTCBB: CHNG) for $2,867,346. At December 31, 2006 and 2005, the fair value of this investment was $6,500,869 and $6,810,434, respectively, which resulted in an unrealized gain (loss) of ($309,565) and $3,943,088 for the years ended December 31, 2006 and 2005, respectively, which is included in other comprehensive income. At December 31, 2006, this represented an 8.5% interest in China Natural Gas, Inc. The CEO of the Company  was a former board member of China Natural Gas, Inc .

Note 7 -Other Long-term Assets

During the year ended December 31, 2006, the Company acquired a 19.5% and a 19.8% interest in two local companies by investing a total amount of $1,156,861 in cash.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
In August, 2006, the Company entered into a land lease agreement for 30 years. The annual lease expense approximately amounts to $169,580. The lease expense for the next 15 years amounting to $2,529,818 has been prepaid on signing of the agreement. The payment schedule for the remaining 15 years as follows :

•	in November, 2021 - prepayment for next 8 years commencing on November 2021 and
•	in November, 2029 - prepayment of remaining 7 years commencing on November 2029

The land lease prepayment as of December 31, 2006 can be summarized as follows:

2006
Prepaid Lease (for 15 years)	$2,569,818
Current portion	173,246
Long-term portion	$2,396,572

The amortization expense as of December 31, 2006 was $28,264.

Amortization expense for the prepayment of land lease over the next five fiscal years is estimated to be: 2007-$169,500, 2008-$169,500, 2009-$169,500, 2010-$169,500 and 2011-$169,500.

Note 8 - Intangible Assets

Net intangible assets at December 31, 2006 and 2005 were as follows:
	2006	2005

Rights to use land	$1,741,386	$1,693,833
Fertilizers proprietary technology rights	1,025,120	991,304
	2,793,506	2,685,137
Less Accumulated amortization	(739,160)	(565,550)
	$2,054,346	$2,119,587

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

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
The Company acquired Fluid and Compound Fertilizers proprietary technology rights with a life ending December 31, 2011. The Company is amortizing Fertilizers proprietary technology rights over a period of ten years.

Amortization expense for the Company’s intangible assets for the years ended December 31, 2006, 2005 and 2004 amounted to $134,636, $131,004 and $130,181, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be: 2007-$130,000, 2008-$130,000, 2009-$130,000, 2010-$130,000 and 2011-$130,000.

Note 9 - Short-Term Loans Payable

At December 31, 2004, the Company had three short-term notes payable outstanding that totaled $980,100. During the year ended December 31, 2005, all three notes were repaid in full.

Note 10 - Note Payable

On December 8, 2005, the Company issued a $5,000,000 note payable to Amaranth Partners LLC that accrued interest at 9% per annum and was due on March 8, 2006. In connection with this note payable agreement, the Company also issued to Amaranth Partners LLC a warrant to purchase 133,333 shares of the Company common stock for $7.50 per shares. The Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this note payable. The estimated value of the warrants of $968,282 was determined using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 31%. The face amount of the note payable of $5,000,000 was proportionately allocated to the note payable and the warrant in the amount of $4,188,810 and $811,190, respectively. The amount allocated to the warrants of $811,190 was recorded as a discount on the note payable and will be amortized over the year life of the note payable. For the year ended December 31, 2006 and 2005 $603,886 and $207,304, respectively, has been amortized to interest expense. The $5,000,000 note plus $112,500 of accrued interest were repaid in March 2006.

Note 11 - Convertible Debenture

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

This debenture was considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. The Company allocated the proceeds of the debt between the warrant and the debt based on relative fair values which amounted to $365,881 and $2,634,119. The beneficial conversion feature of $803,381 was recorded separately based on the intrinsic value method per EITF 00-27. During the year ended December 31, 2005, the entire $3,000,000 convertible debenture and $155,564 of accrued interest were converted into 657,402 shares of the Company’s common stock. In addition, because the entire principal balance of the convertible debenture was converted into common stock, the entire debt discount of $1,169,262 was amortized to interest expense.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
Note 12 - Stockholders’ Equity

During the year ended December 31, 2005, the Company issued 657,402 share of common stock in connection with the conversion of a $3,000,000 convertible debenture and $155,564 of accrued interest. In addition, the Company also issued 195,500 shares of common stock upon the exercise of warrants and received proceeds of $955,040.

On February 3, 2006, the Company entered into a placing agreement (the "Placing Agreement") with Charles Stanley & Company Limited ("Charles Stanley”) relating to the sale of up to 1,643,836 shares of the Company's common stock. Pursuant to the Placing Agreement, Charles Stanley agreed to use its reasonable efforts to sell all such shares of common stock at a price of 730 pence (approximately US$12.99) per share, resulting in gross proceeds of approximately 12 million British pounds sterling (US$21,360,005). The Company incurred offering costs and expenses of $5,144,356 related to this sale of common stock. Of this amount $3,385,481 was paid to a firm that is associated with Benjamin Wey (who is the president of New York Global Group).

In connection with the placement, the Company's shares were admitted to trading on the AIM Market of the London Stock Exchange. The Company's shares would continue to be listed on the American Stock Exchange.

On March 15, 2006, the Company completed financing of $5,322,506 by issuing 380,179 restricted shares of common stock of the Company at $14.00 per share to institutional investors in a private placement pursuant to Regulation S. The Company incurred offering costs and expenses of $988,351 related to this sale of common stock. Of this amount $778,346 was paid to a firm that is associated with Benjamin Wey. The proceeds from this financing were used to repay the $5 million short term note that the Company entered in December 2005.

During the year ended December 31, 2006, 165,333 warrants were exercised and the Company received proceeds of $1,220,160.

Prior to the Company effectuating a reverse merger, various individuals (the "Investors") provided investment capital to a predecessor entity.  After its formation, the Company issued share certificates of common stock to reflect the value of these investments. Pursuant to apparent agreement with the Investors,  the Company, issued the share certificates to certain individuals other than the Investors, including two officers of the Company, who held title to those shares as nominee for the benefit of the Investors.  In late 2005, some of the Investors began to request that the beneficially-held shares be transferred to them so that they could hold the shares in their own names.  All of the shares thus owned were transferred with the exception of approximately 738,000 shares.

The nominees apparently do not assert any interest in or make any claim to the remaining shares.  The Company holds the original certificates representing approximately 738,000 shares in its office in Xi’an, China, for the benefit of the Investors or their assigns. The Company does not contest the rights of the appropriate investors on the certificate and remains willing to effectuate the transfer of the shares to appropriate investors or their assigns as the law allows. The record holders of the share certificates do not dispute the rights of the affected investors to receive the transfer of the shares as the law permits.

The Company is not aware that  any of the Investors has expressed the right to receive any monetary compensation in the form of damages, interest or otherwise in connection with the delivery of the shares.  In consequence, the Company expresses no view as to whether or not an unfavorable outcome would be probable or remote or provide an estimate or range of potential loss if the outcome were unfavorable in the event that an Investor or Investors asserts a claim.

Note 13 - Stock Options and Warrants

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

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
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

Following is a summary of the stock option activity:

Outstanding, December 31, 2003	-
Granted	110,000
Forfeited	-
Exercised	-
Outstanding, December 31, 2004	110,000
Granted	26,000
Forfeited	-
Exercised	-
Outstanding, December 31, 2005	136,000
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2006	136,000

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
The intrinsic value of the options outstanding at December 31, 2006 was $50,000.

Following is a summary of the status of options outstanding at December 31, 2006:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$5.00	100,000	2.42	$5.00	93,750	$5.00
$5.80	10,000	2.99	$5.80	10,000	$5.80
$6.72	26,000	3.76	$6.72	24,000	$6.72

For options granted during the year ended December 31, 2005, the weighted-average fair value of such options was $3.76.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	4.0%
Expected life of the options	5.00 years
Expected volatility	62%
Expected dividend yield	0

For options granted during the year ended December 31, 2004, the weighted-average fair value of such options was $1.92.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

First 100,000 stock options granted on June 4, 2004:

Risk-free interest rate	4.0%
Expected life of the options	5.00 years
Expected volatility	35%
Expected dividend yield	0

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
Second 10,000 stock options granted on December 28, 2004

Risk-free interest rate	4.0%
Expected life of the options	5.00 years
Expected volatility	40%
Expected dividend yield	0

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company’s net earnings per share would have been adjusted to the pro forma amounts for the years ended December 31, 2005 and 2004 as follows ($ in thousands, except per share amounts):

	2005	2004
Net income:
As reported	$7,421,112	$5,027,403
Stock-Based employee compensation expense included in reported net income, net of tax	—	—
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(106,000)	(153,000)
Pro forma	$7,315,112	$4,874,403
Basic earnings per share:
As reported	$0.48	$0.33
Pro forma	$0.47	$0.32
Diluted earnings per share:
As reported	$0.48	$0.33
Pro forma	$0.47	$0.32

Warrants

Following is a summary of the warrant activity:

Outstanding, December 31, 2004	-
Granted	360,833
Forfeited	-
Exercised	(195,500)
Outstanding, December 31, 2005	165,333
Granted	-
Forfeited	-
Exercised	(165,333)
Outstanding, December 31, 2006	-

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004

Note 14 - Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under SFAS No. 95.

The Company paid $112,500, $68,144 and $60,231 of interest and $0, $0 and $0 of income taxes during the years ended December 31, 2006, 2005 and 2004, respectively.

Note 15 - Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the welfare plan was $3,713, $82,705 and $80,761 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company has recorded welfare payable of $263,064 and $260,071 at December 31, 2006 and 2005, respectively, which is included in accrued expenses in the accompanying consolidated balance sheet.

Note 16 - Statutory Common Welfare Fund

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

Pursuant to the new Corporate Law effective on January 1, 2006, there is now only one "Statutory surplus reserve" requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Pursuant to the "Circular of the Ministry of Finance ( MOF) on the Issue of Corporate Financial Management after the Corporate Law Enforced" (No.67 [2006]), effective on April 1, 2006, issued by the MOF, the companies will transfer the balance of SCWF as of December 31, 2005 to Statutory Surplus Reserve. Any deficit in the SCWF will be charged in turn to Statutory Surplus Reserve, additional paid-in capital and undistributed profit of previous years. If a deficit still remains, it should be transferred to retained earnings and be reduced to zero by a transfer from after tax profit of following years. At December 31, 2006, the Company did not have a deficit in the SCWF.
The Company has appropriated $1,947,557, $1,349,026 and $754,111as reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2006, 2005 and 2004, respectively.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004

Note 17 - Factory Location and Lease Commitments

BBST’s principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanzi province, People’s Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. These leases require monthly rental payments of $2,180 and the leases expire in 2013.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004

Note 18 - Earnings Per Share

Earnings per share for years ended December 31, 2006, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	Year Ended December 31,
	2006			2005			2004
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic earnings per share

Net income	$13,730,827			$7,421,112			$5,027,403

Weighed shares outstanding		17,966,090			15,427,494			15,268,000

			$0.76			$0.48			$0.33
Diluted earnings per share

Net income	$13,730,827			$7,421,112			$5,027,403

Weighed shares outstanding		17,966,090			15,427,494			15,268,000
Effect of dilutive securities
Options		66,074			83,663			60,356
Warrants		40,269			78,179			-
		18,072,433			15,589,336			15,328,356

			$0.76			$0.48			$0.33

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
Note 19 - Merger Agreement

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

iii.
Within thirty (30) days from the Closing Date, Stratabid was required to sell its business operations, as they existed immediately prior to the Closing, to Derek Wasson, former president. . As part of the merger transaction and in consideration of the sale, Mr. Wasson returned 750,000 (3,000,000 post-split) Common Shares to Stratabid for cancellation. The return of 750,000 (3,000,000 post-split) shares by Mr. Wasson was canceled concurrently with the merger as part of the recapitalization of the Company. The return of these shares was recorded by Stratabid just prior to the merger; therefore, the cancellation of these shares is not presented in the accompanying financial statements since the merger has been accounted for as a recapitalization of the Company. The accompanying financial statements are those of the Company, not Stratabid. The net assets of Stratabid recorded as part of recapitalization were after accounting for the returned shares by Mr. Wasson. In addition, Mr. Wasson forgave all indebtedness owed by Stratabid to Mr. Wasson. Other than indebtedness of BII, Stratabid had no indebtedness or other liability of any kind or nature after the sale of the business to Mr. Wasson, save and except for liabilities incurred in connection with the Merger.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004

 Note 20 - Current Vulnerability Due to Certain Concentrations

Three vendors provided 47.5%, 17.7% and 12.5% of the Company’s raw materials for the year ended December 31, 2006. Four vendors provided 29.9%, 22.4%, 11.6% and 11.2% of the Company’s raw materials for the year ended December 31, 2005. Four vendors provided 25.9%, 19.9%, 14.0% and 10.0% of the Company’s raw materials for the year ended December 31, 2004.

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

 Note 21 - Reclassifications

Certain prior period amounts have been reclassified to conform to the year ended December 31, 2006 presentation.

Note 22 - Subsequent Events

On March 22, 2007, the American Stock Exchange (“Amex”) delivered a notice to the Company confirming that the Amex intends to strike the common stock of the Company from the Amex by filing a delisting application with the Securities and Exchange Commission (the “SEC”).

The following is the basis for delisting the Company’s common stock as determined by the Amex staff and as set forth in the March 22, 2007 notice from the Amex. The Company is required under applicable SEC and Amex provisions to disclose the rules upon which a delisting is sought and the specific continued listing deficiencies upon which the delisting is based. The recitation of what the AMEX describes as determinations of its staff regarding the Company does not mean that the Company accepts any of the staff determinations or any related factual or legal conclusions.

A.
Bodisen failed to comply with its Securities and Exchange reporting obligations by filing incomplete, misleading and/or inaccurate information in its public filings through the SEC’s Electronic Data Gathering Analysis and Retrieval (‘EDGAR’) system. The Company’s actions in this regard raise significant public interest concerns as well as constituting material violations of federal and/or state securities laws. Specifically:

1.
The Company’s SEC filings contained incomplete, misleading and/or inaccurate disclosures regarding the beneficial ownership of its securities by certain officers and directors on several occasions, prior to and subsequent to its listing on the Amex. These officers and directors knew or should have known that certain filings including Forms 3, Forms 10KSB and 10KSB/A for the periods ended December 31, 2004 and 2005 and the Form DEF 14-A filed on December 1, 2006 were incomplete, misleading and/or inaccurate yet failed to update and/or correct the relevant disclosures contained therein in subsequent SEC filings.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
2.
The Company’s disclosures in applicable registration statements and periodic financial filings with respect to the net proceeds from the February 3, 2006 Placing Agreement related to its listing on the AIM Market of the London Stock Exchange, and the offering costs and expenses related to its March 15, 2006 private placement were incomplete, inaccurate and/or misleading.

3.
The Company provided incomplete, inaccurate and/or misleading information related to its relationship with, and payments to, a consultancy firm and its affiliates prior to and subsequent to its listing on the Amex in applicable registration statements and periodic financial filings.

Based on the foregoing, Staff has determined that the Company is not in compliance with Sections 132(a), 134, and 1101 of the Company Guide. In addition, due to the public interest concerns, the Company is subject to suspension from dealings on the Exchange pursuant to Sections 127 and 1003(f)(iii) of the Company Guide.”

B.
The Company failed to provide public clarification to rumors and/or reports related to the filing of various Forms 144 between August 1, 2006 through December 1, 2006. Specifically, notwithstanding articles in the press concerning the filing of numerous Forms 144, the Company failed to make appropriate public disclosure addressing the concerns related to the transfer or sales of common stock by insiders and apparent inconsistencies with prior public disclosure of controlling stock ownership, as required by Sections 132(a), 401(a), 402(a) and 403 of the Company Guide.”

C.
Bodisen failed to provide information and documents reasonably requested by the Staff related to the beneficial ownership of the Company’s securities held by certain officers and directors as required by Section 132(e) of the Company Guide. Further, Bodisen has been unable to provide written updates to the Staff as required pursuant to the terms of the acceptance of the Company’s plan or written responses to the Staff’s information request dated March 16, 2007, as required by Section 132(e) of the Company Guide.”

D.
Bodisen has internal control weaknesses related to its accounting and financial reporting obligations which rise to the level of a public interest concern. Based on information received by the Staff, the Company failed to consistently review and reconcile its shareholders ownership records with those of its transfer agent to ensure that its SEC filings and public disclosures were accurate. In this regard, the Company continuously reported in its SEC filings since listing on the Amex that certain officers either directly or indirectly held an aggregate of 40% ownership in the Company’s common stock, notwithstanding that its transfer agent records were inconsistent with such reports and disclosures. Further, by failing to reconcile these records, the Company may have inaccurately reported its capitalization. Accordingly pursuant to Sections 127 and 1003(f)(iii) of the Company Guide the Company is subject to suspension from dealings on the Exchange.”

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004

The deficiencies described above evidence that the Company has engaged in a pattern and practice of non-compliance with Amex listing requirement encompassing a broad range of qualitative and corporate governance concerns as well as violations of applicable federal and/or state securities laws, which collectively rise to the level of a public interest concern and subject Bodisen to delisting pursuant to Sections 127 and 1003(f) (iii) of the Company Guide. In this regard, notwithstanding that it is the responsibility of management and the board of directors to ensure that the Company operates in compliance with all applicable laws, rules and regulations, the Company has evidenced that it is unable to (i) effectively monitor its compliance with federal and/or state securities laws, as well as Amex requirements, and (ii) appropriately oversee the actions and activities of its consultants, agents and advisors.”

E.
On March 20, 2007, Bodisen filed a Form 8-K which indicated that it would be unable to timely file its Form 10-K for fiscal year ended December 31, 2006, and that the Company could not predict when it would file the report. To date, the filing has not been made, as required by Sections 134 and 1101 of the Amex Company Guide.”

The Company has a limited right to appeal the basis for the delisting determination by requesting a hearing with an Amex Listing Qualifications Panel. The Company has determined not to appeal.

Note 23- Litigation

The company is involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property (IP), product liability, employment, benefits, securities, and other matters.  These actions may be commenced by a number of different constituents, including competitors, partners, clients, current or former employees, government and regulatory agencies, stockholders, and representatives of the locations in which we do business. The following is a discussion of some of the more significant legal matters involving the Company.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
In late 2006, various shareholders of our company filed eight purported class actions in the U.S. District Court for the Southern District of New York against our company and certain of our officers and directors (among others), asserting claims under the federal securities laws.  The complaints contain general and non-specific allegations about prior financial disclosures and our internal controls and a prior, now-terminated relationship with a financial advisor.

The eight actions are Stephanie Tabor vs. Bodisen, Inc., et al., Case No. 06-13220 (filed November 2006), Fraser Laschinger vs. Bodisen, Inc., et al., Case No. 06-13254 (filed November 2006), Anthony DeSantis vs. Bodisen, Inc., et. al., Case No. 06-13454 (filed November 2006), Yuchen Zhou vs. Bodisen, Inc., et. al., Case No. 06-13567 (filed November 2006), William E. Cowley vs. Bodisen, Inc., et. al., Case No. 06-13739 (filed December 2006), Ronald Stubblefield vs. Bodisen, Inc., et. al., Case No. 06-14449 (filed December 2006), Adam Cohen vs. Bodisen, Inc., et. al., Case No. 06-15179 (filed December 2006) and Lawrence M. Cohen vs. Bodisen, Inc., et. al., Case No. 06-15399 (filed December 2006).

The court has consolidated each of the actions into a single proceeding and as of the date of this annual report, only plaintiffs in two of the actions have served summons and complaint on our company.  The time for us to respond formally to these lawsuits has not come.  Thus, we have not responded to any of the complaints in these class actions.  The complaints do not specify an amount of damages that plaintiff seek.

Because these matters are in early stages, we cannot comment on whether an adverse outcome is probable or otherwise.  While we believe we have meritorious defenses to each of these actions and intend to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on our business, financial condition, results of operations or liquidity.

FINANCIAL STATEMENT SCHEDULES

SCHEDULE I

BODISEN BIOTECH, INC.
BALANCE SHEET - US HOLDING COMPANY ONLY
AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS

INTERCOMPANY RECEIVABLE, net	$26,503,350	$8,955,040

TOTAL ASSETS	$26,503,350	$8,955,040

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable, net of discount of $603,886	$-	$4,396,114
Accounts payable	10,427	10,427
Accrued expenses	10,623	10,623

Total current liabilities	21,050	4,417,164

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares;
18,161,450 and 16,120,902 issued and outstanding	1,831	1,613
Additional paid-in capital	28,645,058	6,089,443
Retained earnings	(2,164,589)	(1,553,180)
Total stockholders' equity	26,482,300	4,537,876

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,503,350	$8,955,040

BODISEN BIOTECH, INC.
STATEMENTS OF OPERATIONS - US HOLDING COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Net Revenue	$-	$-	$-

Cost of Revenue	-	-	-

Gross profit	-	-	-

Operating expenses
Selling expenses	-	-	-
General and administrative expenses	7,523	-	-
Total operating expenses	7,523	-	-

Loss from operations	(7,523)	-	-

Non-operating income (expense):
Other income (expense)	-	-	-
Interest income	-	-	-
Interest expense	(603,886)	(1,532,130)	-

Total non-operating income (expense)	(603,886)	(1,532,130)	-

Net loss	$(611,409)	$(1,532,130)	$-

BODISEN BIOTECH, INC.
STATEMENT OF CASH FLOWS - US HOLDING COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(611,409)	$(1,532,130)	$-
Adjustments to reconcile net loss to net cash
provided in operating activities:
Common stock issued for interest expense	-	155,564	-
Amortization of debt discounts	603,886	1,376,566	-
Value of vested option issued to directors	7,523

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to Chinese subsidiaries	(17,548,310)	(8,955,040)	-

Net cash used in investing activities	(17,548,310)	(8,955,040)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	-	3,000,000	-
Proceeds from issuance of note payable	-	5,000,000	-
Proceeds from issuance of common stock	26,682,511	-	-
Payment of offering costs	(5,354,361)	-	-
Proceeds from the exercise of warrants	1,220,160	955,040	-
Payment on notes payable	(5,000,000)	-	-

Net cash provided by financing activities	17,548,310	8,955,040	-

NET INCREASE IN CASH & CASH EQUIVALENTS	-	-	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The reasons that our Chief Executive Officer and Chief Financial Officer arrived at this conclusion are:

•
Our delisting from the Amex. As described in our current report on Form 8-K dated March 28, 2007 (the “March 2007 Form 8-K”), including the Exhibit thereto, the American Stock Exchange, or Amex, delivered notice to us confirming that it intended to strike our common stock from the Amex. As described in the March 2007 Form 8-K, the precise basis for the Amex delisting determination called into question certain disclosures (or the failure to make certain disclosures) in the reports that we filed or submitted under the Exchange Act. Although we do not accept all of the determinations or any related factual or legal conclusions of the staff of the Amex regarding our company, our Chief Executive Officer and Chief Financial Officer cannot make a determination at this time that our disclosure controls and procedures were effective as of the end of the period covered by this report.

•
Our inability to timely file this annual report on Form 10-K. Effective disclosure controls and procedures ensure that management receives information as appropriate to allow timely decisions regarding required disclosures. Because of the substantial time and resources that we have devoted to our investigation of the conclusions of the staff of the Amex regarding our company as set out in the March 2007 Form 8-K, information required to be disclosed in this annual report on Form 10-K was not accumulated and communicated to our management as appropriate to allow timely decisions regarding the disclosures required in this annual report. For this reason, we were not able to file this annual report within the time period prescribed and our management is not able to make a determination at this time that our disclosure controls and procedures were effective as of the end of the period covered by this report.

•
Our inability to complete the Management’s Annual Report on Internal Control over Financial Reporting. For the reasons described below under “Internal Control over Financial Reporting,” our management’s assessment of our internal controls over financial reporting was substantially delayed and is not complete as of the date of this annual report. Because we were not able to complete this report within the time period prescribed and include such report in this annual report on Form 10-K, our management is not able to make a determination at this time that our disclosure controls and procedures were effective as of the end of the period covered by this report.

In light of the foregoing, we are working diligently with our Board of Directors and outside advisors to design and implement more formal disclosure controls and procedures to ensure that such procedures are effective.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurances that transactions are records as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Until the end of 2006, we did not know that we would be considered an “accelerated filer” and would be required to assess and evaluate our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) as of the end of the period covered by this annual report on Form 10-K. Although we had previously engaged an outside consulting firm to assist us in preparing to implement SOX 404, because we did not have an accurate understanding of when compliance with SOX 404 was required, our work to implement SOX 404 was not sufficiently advanced in order for us to complete the evaluation on a timely basis. In addition, we devoted substantial time and resources to the investigation of the conclusions of the staff of the Amex regarding our company as set out in the March 2007 Form 8-K, which further delayed our ability to document, assess and evaluate our internal controls over financial reporting. For the foregoing reasons, management’s assessment of the effectiveness of our internal control over financial reporting has been substantially delayed and is not complete, which in turn has prevented our independent registered public accounting firm, Kabani & Company, Inc., from being able to satisfactorily complete an audit of our internal control over financial reporting pursuant to SOX 404. For this reason, Kabani & Company, Inc. has disclaimed an opinion on our internal control over financial reporting.

Management believes that it is taking appropriate steps to implement compliance with SOX 404 and is working diligently with its independent consulting firm to document its internal controls over financial reporting, identify any deficiencies or material weaknesses in its internal controls over financial reporting, evaluate and implement recommended changes to its internal controls over financial reporting and test its internal controls over financial reporting. In making our assessment of internal control over financial reporting, management is using the criteria established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because our evaluation of internal controls is not yet complete, we cannot assure you that we will not discover any material weaknesses; however management will continue to work with the independent consulting firm and work towards compliance with SOX 404 as of December 31, 2006.

Attestation Report of the Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bodisen Biotech, Inc.

We were engaged to audit management’s assessment included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Bodisen Biotech, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Bodisen Biotech, Inc.. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

Management has not completed its assessment of internal control over financial reporting, in a timely fashion, which has prevented us from being able to satisfactorily complete an audit of the Company’s internal control over financial reporting.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management has not completed all the steps necessary to enable us to satisfactorily complete an audit of their internal control over financial reporting, in a timely fashion the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the company’s internal control over financial reporting. We have not relied on the Company’s internal controls in designing our audit procedures.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Bodisen Biotech, Inc. and our report dated March 26, 2007 expressed an unqualified opinion.

/s/ Kabani & Co.
Certified Public Accountants
Los Angeles, California March 26, 2007

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position
Bo Chen	50	Chairman, Chief Executive Officer and President
Qiong Wang	42	Director
Patrick McManus	52	Director
David Gatton	53	Director
Linzhang Zhu	56	Director
Chunsheng Wang	44	Chief Operating Officer
Yiliang Lai	42	Chief Financial Officer

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Bo Chen, Chairman, Chief Executive Officer and President of Bodisen; Director and President of our subsidiary, Yang Ling - Mr. Chen is one of Bodisen’s original founders and stockholders. He has served as Bodisen’s Chairman and Chief Executive Officer since January 5, 2007, and as President since 2004. From August 1997 to August 2001, Mr. Bo Chen was Chief Operations Officer and Chief Technology Officer of Shaanxi Bodisen Chemical Co., Ltd. From July 1994 to December 1997, he was the Chief Executive Officer and President of Yang Ling Shikanglu Chemurgical Technology Development Co., Ltd. Mr. Chen received his Bachelor of Science degree from Shaanxi Normal College in July 1984.

Qiong Wang, Director of Bodisen; Director of Yang Ling - Mrs. Wang Qiong has served as a Director of Bodisen since the merger of Bodisen Holding and Bodisen International and she has been on the board of Yang Ling since Yang Ling was founded in August 2001. She also served as the Chairman of the Board of Bodisen Biotech, Inc. until January 5, 2007. Mrs. Wang Qiong has over 10 years experience in the fertilizer and chemical industry. From 1997 to May 2001, she was the Chief Executive Officer and President of Shaanxi Bodisen Chemical Co., Ltd., which changed its name to Yang Ling Bodisen Biology Science and Technology Development Company Limited on August 31, 2001. From May 1996 to December 1997, she was the President of Yang Ling Kangyuan Agricultural Chemical Company, a company dedicated to the research and development of agricultural products. Mrs. Wang Qiong graduated from North-West Agronomy College, with a Bachelor of Science degree in 1986.

Patrick McManus, Director of Bodisen - Mr. Patrick McManus, CPA, J.D joined Bodisen’s Board of Directors on May 1, 2004 as an independent board member. Mr. McManus brings over 25 years of experience in business, finance and law to Bodisen. He was elected Mayor of the City of Lynn, Massachusetts in 1992 and served in this position until his retirement to the private practice of law and accounting in 2002. While serving the City of Lynn as its Mayor, he was elected a member and trustee of the Executive Committee of the U.S. Conference of Mayors (USCM) with responsibility for developing policy for the USCM. He also served as the Chairman of the USCM Science and Technology Subcommittee, the Urban Water Council, and the USCM Audit Committee. Mr. McManus started his career in business with the General Electric Company in 1979, and was a Professor of Business and Finance at Salem State College in Massachusetts. He was instrumental in establishing a close alliance as well as coordinating a regular exchange of visits by members of the U.S. Conference of Mayors and the China Association of Mayors. Mr. McManus has been a Certified Public Accountant since 1985. Mr. McManus received his Juris Doctorate from Boston College Law School and an MBA from Suffolk University. Mr. McManus also serves as a director of Harbin Electric Co., which is based in Harbin, China, and China Natural Gas Co., which is based in Xi’an, China.

David Gatton, Director of Bodisen - Mr. Gatton joined Bodisen’s Board of Directors on May 1, 2004 as an independent board member. Mr. Gatton also serves as the Chairman and President of Development Initiatives, Inc, a Washington, DC-based government relations firm specializing in urban affairs, business development and marketing, serving a variety of public and private clients. Mr. Gatton advises cities, organizations, and companies on business development strategies, public/private partnerships and marketing initiatives. He has advised various organizations on tax reform, economic development initiatives and a variety of environmental laws, including the reauthorization of the following Acts of the United States: the Clean Water Act, the Safe Drinking Water Act, the Resource Conservation and Recovery Act, Superfund and the Clean Air Act. Some of Mr. Gatton’s major accomplishments include: development of U.S. Sino Memorandum of Cooperation between U.S. and China Association of Mayors, development of a national brownfield redevelopment initiative, development of several multifamily low- and moderate-income housing developments, business development strategies for various private firms, and assistance in development of economic development projects for numerous cities. Mr. Gatton holds a B.A. from Cornell College, and a Master’s degree from Harvard University. Mr. Gatton also serves as an independent director of Harbin Electric Co., which is based in Harbin, China.

Linzhang Zhu, Director of Bodisen - Mr. Linzhang Zhu joined Bodisen’s Board of Directors in October 2006 as an independent board member. Mr. Zhu was the Vice-Chairman of the Yangling government from December 1997 until 2000. Mr. Zhu was appointed as Chairman of the Yangling government in December 2000 and retired in October 2006. Mr. Zhu received a degree from China Center Cadre Training Institute in 1993.

Chunsheng Wang, Chief Operating Officer of Bodisen, Executive Vice President and Chief Operating Officer of Yang Ling - Mr. Wang Chunsheng joined Bodisen in September 2001 as Chief Operating Officer. From September 1999 to August 2001, Mr. Wang Chunsheng was Vice General Manager of the Shaanxi Bodisen Chemical Co. Ltd. responsible for sales and marketing. From January 1997 to July 1999, he held a position as Senior Sales Manager with the Yang Ling Kangyuan Agricultural Chemical Company. Mr. Wang Chunsheng holds an agronomist certification.

Yiliang Lai, Chief Financial Officer of Bodisen and Yang Ling - Promoted to the position of Chief Financial Officer in November 2005, Mr. Lai originally joined the Company as a financial controller in March 2005. Mr. Lai started his career in 1986 in the finance department of China Shipbuilding Corporation. From 1999 to 2001, he was an auditor for Shenzhen CaiXin Accountants, after which, from 2001 to 2002, he manage the accounts and securities division of Shaanxi Kaida Company Limited. From 2002 to 2005, Mr. Lai was Chief Financial Officer for Xi’an Honson Biotech Co. Ltd. Mr. Lai graduated from Huadong Shipping University with a Bachelors in Accountancy.

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

Committees

Our Board of Directors has an Audit Committee, a Nominating Committee, and a Compensation Committee. Our Board of Directors has determined that David Gatton, Patrick McManus, and Linzhang Zhu, the members of these committees meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board of Directors has also determined that these persons have no material relationships with us - either directly or as a partner, stockholder or officer of any entity which could be inconsistent with a finding of their independence as members of our Board of Directors. The committees and the committee members are listed below:

1.	Audit Committee: Patrick McManus, CPA (Chairman), David Gatton and Linzhang Zhu
2.	Nominating Committee: Linzhang Zhu (Chairman), David Gatton and Patrick McManus
3.	Compensation Committee: David Gatton (Chairman), Patrick McManus and Linzhang Zhu

It is the judgment of the Board that Mr. McManus and Mr. Gatton are financially literate, and that Patrick McManus, the Audit Committee Chairman, satisfies the standard for “audit committee financial expert” as defined by the SEC.

Board Compensation

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

Employment Agreements

There are currently no employment agreements between the Company and any of its named executive officers. Further details regarding executive compensation are provided in Item 11 of this report.

Family Relationships

Mr. Chungsheng Wang, our Chief Operating Officer, and Ms. Qiong Wang, a member of our Board of Directors are siblings.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our shares of common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors and greater-than-10% holders are required to furnish us with copies of all Section 16(a) forms they file.

Based upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for the fiscal year ended December 31, 2006, we have determined that our directors, officers and greater-than-10% beneficial owners complied with all applicable Section 16 filing requirements, except as described below.

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
David Gatton (1)	1	3	0
Patrick McMannus (1)	1	3	0
Bo Chen (2)	1	3	1
Qiong Wang (3)	1	3	1
Chunsheng Wang (4)	1	0	0
Yiliang Lai (4)	1	0	0
Wan Weirui (4)	1	0	0
Linzhang Zhu (5)	1	0	1

(1)      On March 30, 2006, Mr. Gatton and Mr. McMannus each filed a late Form 3 as directors of Bodisen, which also reported their receipt of stock options granted on June 4, 2004, December 28, 2004 and October 4, 2005. Due to an inadvertent oversight, there was a failure of all officers, directors and greater than 10 percent stockholders of the Company to comply with Section 16(a) filing requirements in 2005, and Mr. Gatton’s and Mr. McMannus’ filings were made to rectify the problem.

(2)    On April 4, 2006, Mr. Chen filed a late Form 3 as a director and officer of Bodisen, which reported the net effect of his receipt of 896,024 shares of the Company’s common stock upon the Company’s reverse merger on February 20, 2004, his receipt of 2,688,072 shares of the Company’s common stock issued as part of the stock dividend paid by the Company on March 2, 2004, and his transfer of 2,894,096 shares of the Company’s common stock to his son, Chen Jing Feng, on September 15, 2005. Mr. Chen has not yet filed a Form 4 reflecting that shares held by Cheng Jing Feng, which were reported on the Form 3 filed by Mr. Chen, were subsequently transferred by Cheng Jing Feng on September 21, 2005. Such shares were transferred to 16 shareholders of record, none of which held, as a result of such transfer, in excess of ten percent of the Company’s then-outstanding shares of common stock. The Company is informed that Mr. Chen was not aware of his obligation to file such a Form 4, and the Company will work with Mr. Chen to rectify the problem.

(3)      On April 4, 2006, Ms. Wang filed a late Form 3 as a director and officer of Bodisen, which reported the net effect of her receipt of 937,195 shares of the Company’s common stock upon the Company’s reverse merger on February 20, 2004, her receipt of 2,811,585 shares of the Company’s common stock issued as part of the stock dividend paid by the Company on March 2, 2004, and her transfer of 3,028,780 shares of the Company’s common stock to her daughter, Zhang Yu, on September 15, 2005. Ms. Wang has not filed a Form 4 reflecting that shares held by Zhang Yu, which were reported on the Form 3 filed by Ms. Wang, were subsequently transferred by Zhang Yu on September 21, 2005. Such shares were transferred to 16 shareholders of record, none of which held, as a result of such transfer, in excess of ten percent of the Company’s then-outstanding shares of common stock. The Company is informed that Ms. Wang was not aware of her obligation to file such a Form 4, and the Company will work with Ms. Wang to rectify the problem.

(4)      On April 4, 2006, Mr. Wang and Mr. Lai each filed a late Form 3 as officers of Bodisen, and on the same date Mr. Weirui filed a late Form 3 as a director of Bodisen. Due to an inadvertent oversight, there was a failure of all officers, directors and greater than 10 percent stockholders of the Company to comply with Section 16(a) filing requirements in 2005, and these filings were made to rectify the problem.

(5)      Mr. Zhu has not filed a Form 3 as a director of Bodisen. The Company is informed that Mr. Zhu was not aware of his obligation to file such a Form 4, and the Company will work with Mr. Zhu to rectify the problem.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all officers, directors and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. A copy of the Company’s Code of Ethics is attached as an exhibit to this annual report. Stockholders may request a free copy of the Code of Ethics by contacting the Investor Relations Department at our corporate offices by calling +86-29-87895373, or by sending an e-mail message to info@bodisen.com.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Board of Directors has not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. Rather, our Board of Directors, on which Mr. Chen serves, has historically determined the compensation to be paid to our executive officers based on the Company's financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies and the contributions made by such executive officers to the success of the Company. Such determination is made in part based on recommendations made by the Company’s Compensation Committee.

No pre-established, objective performance goals or metrics have been used by the Board of Directors in determining the compensation of our executive officers. Mr. Chen is involved in the Board's deliberations regarding executive compensation and provides recommendations with respect to other executive officers’ compensation, though he does not provide recommendations regarding his own compensation as an officer.

Our compensation program is currently comprised exclusively of the base salaries paid to our executive officers, though we have also adopted our 2004 Stock Option Plan to permit grants of stock options as long-term incentives. The base salaries are intended to provide our executive officers with compensation that is appropriate for their positions, taking into account local consumption levels.

Bo Chen currently serves as our Chief Executive Officer, President and Chairman. Yiliang Lai serves as our Chief Financial Officer. Ms. Qiong Wang served as our Chief Executive Officer and Chairman throughout fiscal year 2006.

Our three most highly compensated executive officers as of December 31, 2006, other than those persons identified above, were Chunsheng Wang, our Chief Operating Officer, and Huqiang An and Fengchun Tian, who each serve as our Vice Sales Managers.

 Executive Compensation

The following table contains information concerning the compensation of our executive officers and other most highly compensated executive officers for the fiscal year ended December 31, 2006.

Summary Compensation Table

Name And Principal Position (a)	Year (b)	Salary (1) ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Changes in Pension Value and Nonqualified Deferred Compen-sation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Qiong Wang,	2006	5,373	N/A	N/A	N/A	N/A	N/A	N/A	5,373
former Chief	2005	5,373	N/A	N/A	N/A	N/A	N/A	N/A	5,373
Executive Officer	2004	2,456	N/A	N/A	N/A	N/A	N/A	N/A	2,456

Bo Chen	2006	4,605	N/A	N/A	N/A	N/A	N/A	N/A	4,605
President and	2005	4,605	N/A	N/A	N/A	N/A	N/A	N/A	4,605
current Chief	2004	2,149	N/A	N/A	N/A	N/A	N/A	N/A	2,149
Executive Officer

Yiliang Lai	2006	3,070	N/A	N/A	N/A	N/A	N/A	N/A	3,070
Chief Financial	2005	2,303	N/A	N/A	N/A	N/A	N/A	N/A	2,303
Officer	2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Chunsheng Wang	2006	3,838	N/A	N/A	N/A	N/A	N/A	N/A	3,838
Chief Operating	2005	3,838	N/A	N/A	N/A	N/A	N/A	N/A	3,838
Officer	2004	1,842	N/A	N/A	N/A	N/A	N/A	N/A	1,842

(1) All compensation for the officers identified in this table was paid in Chinese Renminbi, and is expressed in U.S. dollars based on the exchange rate in effect as of December 31, 2006. As of December 31, 2006, the exchange rate between the Renminbi and the U.S. dollar was 7.8175 Renminbi to every one U.S. dollar.

Compensation of Directors

Directors of the Company receive compensation for their services and reimbursement for their expenses as determined by the Board of Directors from time to time.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compen-sation ($) (e)	Changes in Pension Value and Nonqualified Deferred Compen-sation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Patrick McManus	24,000	N/A	N/A	N/A	N/A	N/A	24,000
David Gatton	24,000	N/A	N/A	N/A	N/A	N/A	24,000
Linzhang Zhu	2,000	N/A	N/A	N/A	N/A	N/A	2,000

Messrs. McManus and Gatton each earned $24,000 in fees for their service as the Company’s U.S.-based directors in 2006; however, only $18,000 was actually paid to each director. The remaining $6,000 payment for each U.S.-based director has been deferred.

Compensation Committee

Our Board of Directors has a Compensation Committee, which is composed of David Gatton (Chairman), Patrick McManus and Linzhang Zhu. Our Board of Directors has determined that David Gatton, Patrick McManus, and Linzhang Zhu, the members of this committee, meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended. Our Board of Directors has also determined that these persons have no material relationships with us - either directly, or as a partner, stockholder or officer of any entity - which could be inconsistent with a finding of their independence as members of our Board of Directors.

The function of the Compensation Committee is to evaluate, recommend to the Board of Directors, and/or determine, the compensation levels of the Company’s executives, including the Chief Executive Officer; and the equity allocations relating to the Company’s equity programs.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has at any time been an officer or employee of ours or any of our subsidiaries. No interlocking relationship exists between our Board of Directors or Compensation Committee and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past. The Compensation Committee met on 2 occasions during 2006.

Compensation Committee Report

We have reviewed and discussed the section titled “Compensation Discussion and Analysis” with management, and based on such discussions, we recommended that the section titled “Compensation Discussion and Analysis” be included in the Bodisen Biotech, Inc. Annual Report on Form 10-K for the year ended December 31, 2006.

Respectfully submitted,

THE COMPENSATION COMMITTEE OF THE BOARD
OF BODISEN BIOTECH, INC.

David Gatton
Chairman of the Compensation Committee

Patrick McManus
Member of the Compensation Committee

Linzhang Zhu
Member of the Compensation Committee

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of April 18, 2007 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)
Qiong Wang	720,000	3.9%
Bo Chen	690,000	3.7%
Patrick McManus (3)	68,000	*
David Gatton (3)	68,000	*
Chunsheng Wang	0	*
Yiliang Lai	0	*
Linzhang Zhu	0	*
All officers and directors as a group (7 persons)	1,546,000	7.6%

*	Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Bodisen Biotech, Inc., Room 2001, FanMei Building, No. 1 Naguan Zhengjie, Xi’an, Shaanxi, China, 710068.

(2)
Applicable percentage ownership is based on 18,310,250 shares of common stock outstanding as of April 18, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of April 18, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 18, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Number of shares beneficially owned reflect stock options held by each Mr. McManus and Mr. Gatton.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Kabani & Co. Inc., Certified Public Accountants, was our independent registered public accounting firm engaged to examine our consolidated financial statements for the fiscal year ended December 31, 2006, 2005 and 2004.

Fees for the fiscal years ended December 31, 2006 and 2005

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $137,500 and $86,500, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal years ended December 31, 2006 and 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above are $32,500 and $15,000, respectively. The Audit Related Fees include fees for the auditors’ review of the registration statements on Form SB-2. “Audit Related Fees” include fees for the 404 audit and review of the internal controls.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately $0 and $0, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended December 31, 2006 and 2005 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Audit Committee Pre-Approval Policies and Procedures

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following protocol by which it approves in advance any audit or permissible non-audit services to be provided to the Company by its independent auditor. Prior to the engagement of the independent auditor for any fiscal year’s audit, the Audit Committee discusses with management anticipated recurring audit, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The Audit Committee establishes terms for the performance of the recurring services that it has pre-approved, and informs on a timely basis, and in any event for the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services thus approved are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service must be separately pre-approved by the Audit Committee on a case-by-case basis.

Every request to provide services that are not pre-approved must include a statement by the independent auditor as to whether, in its view, the request is consistent with the SEC’s rules on auditor independence.

The Audit Committee will not grant approval for:

•	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company;
•	provision by the independent auditor to the Company of strategic consulting services of the type typically provided by management consulting firms; or
•
the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedure during an audit of the Company’s financial statements.

Tax services proposed to be provided by the auditor to any director, officer or employee of the Company who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for the by the Company, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by the Company.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

•	whether the service creates a mutual or conflicting interest between the auditor and the Company;
•	whether the service places the auditor in the position of auditing his or her own work;
•	whether the service results in the auditor acting as management or an employee of the Company; and
•	whether the service places the auditor in a position of being an advocate for the Company.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation (incorporated by reference to Company’s Form SB-2 filed September 3, 2002)

3.2	By-Laws (incorporated by reference to Company’s Form SB-2 filed September 3, 2002).

10.1	Bodisen Biotech, Inc. 2004 Stock Option Plan (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005)

10.2	Form of Bodisen Biotech, Inc. Nonstatutory Stock Option Agreement (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005)

14.1	Code of Ethics and Business Conduct for Officers, Directors and Employees of Bodisen Biotech, Inc.

21.1	Schedule of Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bodisen Biotech, Inc.

By:	/s/ Bo Chen
Bo Chen
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Yiliang Lai
Yiliang Lai
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bo Chen Bo Chen	Chairman, Chief Executive Officer and President	April 30, 2007

/s/ Yiliang Lai Yiliang Lai	Chief Financial Officer	April 30, 2007

/s/ Wang Qiong Wang Qiong	Director	April 30, 2007

/s/ Patrick McManus Patrick McManus	Director	April 30, 2007

/s/ David Gatton David Gatton	Director	April 30, 2007

/s/ Linzhang Zhu Linzhang Zhu	Director	April 30, 2007