Form 10-Q
period 2007-03-31
BODISEN BIOTECH, INC
filed 2007-07-23
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

001-32616
(Commission file number)

BODISEN BIOTECH, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0381367
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)
Room 2001, FanMei Building
No. 1 Naguan Zhengjie
Xi’an, Shaanxi 710068
People’s Republic of China
(Address of Principal Executive Offices)

86-29-870749
(Registrant’s Telephone Number, Including Area Code)

North Part of Xinquia Road, Yang Ling AG
High-Tech Industries Demonstration Zone
Yang Ling, China 712100/A
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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 1, 2007: 18,310,250 shares of common stock outstanding

BODISEN BIOTECH, INC.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$7,109,862	$11,824,327
Accounts receivable, net of allowance for	19,475,083	18,875,368
doubtful accounts of $2,032,462 and $659,653
Other receivable	2,004,552	888,230
Inventory	3,672,282	1,794,585
Advances to suppliers	12,305,435	12,662,139
Prepaid expense and other current assets	200,392	195,821

Total current assets	44,767,606	46,240,470

PROPERTY AND EQUIPMENT, net	5,226,085	5,195,283

CONSTRUCTION IN PROGRESS	4,535,178	3,669,807

MARKETABLE SECURITY	4,003,710	6,500,869

INTANGIBLE ASSETS, net	2,041,084	2,054,346

OTHER ASSETS	3,546,829	3,553,433

LOAN RECEIVABLE	2,078,331	1,982,410

TOTAL ASSETS	$66,198,823	$69,196,618

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,384,058	$1,022,352
Accrued expenses	353,476	347,948

Total current liabilities	1,737,534	1,370,300

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares;
issued and outstanding 18,310,250 and 18,310,250	1,831	1,831
Additional paid-in capital	33,860,062	33,860,062
Other comprehensive income	3,576,427	5,431,910
Statutory reserve	4,314,488	4,314,488
Retained earnings	22,708,481	24,218,027
Total stockholders' equity	64,461,289	67,826,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,198,823	$69,196,618

The accompanying notes are an integral part of these unaudited consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

	Three Month Periods Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Net Revenue	$5,008,472	$10,535,360

Cost of Revenue	3,018,250	6,299,121

Gross profit	1,990,222	4,236,239

Operating expenses
Selling expenses	349,014	474,174
General and administrative expenses	3,172,509	304,224
Total operating expenses	3,521,523	778,398

Income / (Loss) from operations	(1,531,301)	3,457,841

Non-operating income (expense):
Other income (expense)	(67,197)	(124,541)
Interest income	90,009	28,063
Interest expense	(1,057)	(678,720)

Total non-operating income (expense)	21,755	(775,198)

Net income / (loss)	(1,509,546)	2,682,643

Other comprehensive income
Foreign currency translation gain / (loss)	641,676	(40,500)
Unrealized gain (loss) on marketable equity security	(2,497,159)	2,290,783

Comprehensive Income / (Loss)	$(3,365,029)	$4,932,926

Weighted average shares outstanding :
Basic	18,310,250	17,215,232
Diluted	18,310,250	17,374,691

Earnings per share:
Basic	$(0.08)	$0.16
Diluted	$(0.08)	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

	Three Month Periods Ended March 31,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,509,546)	$2,682,643
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	115,221	103,161
Amortization of debt discounts	-	603,886
Exchange gain	-	124,541
Value of vested option issued to directors	-	7,523
Allowance for bad debts	1,360,277	-
(Increase) / decrease in assets:
Accounts receivable	(1,760,948)	(4,300,470)
Other receivable & Loan Receivable	(1,177,348)	(14,144)
Inventory	(1,851,263)	(188,722)
Advances to suppliers	487,098	1,565,316
Prepaid expense	(2,512)	-
Other assets	-	765
Increase / (decrease) in current liabilities:
Accounts payable	354,315	724,157
Accrued expenses	1,992	62,910

Net cash provided by (used in) operating activities	(3,982,714)	1,371,566

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(57,187)	(43,776)
Additions to construction in progress	(823,584)	(349,147)
Proceeds from other assets	43,583	-

Net cash used in investing activities	(837,188)	(392,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	-	(5,000,000)
Proceeds from issuance of common stock	-	26,682,511
Payment of offering costs	-	(2,747,227)
Proceeds from the exercise of warrants	-	220,160

Net cash provided by financing activities	-	19,155,444

Effect of exchange rate changes on cash and cash equivalents	105,437	(325,238)

NET INCREASE /(DECREASE) IN CASH & CASH EQUIVALENTS	(4,714,465)	19,808,849

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	11,824,327	6,276,897

CASH & CASH EQUIVALENTS, END OF PERIOD	$7,109,862	$26,085,746

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$112,500
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
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

In June 2006, BBST created another wholly owned subsidiary in the Uygur autonomous region of Xinjiang, China by the name of Bodisen Agriculture Material Co. Ltd. (“Material”).

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

Foreign Currency Translation

As of March 31, 2007, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed in Note 16, there are certain law suits filed by investors against the Company and the company is subject to potential claims from certain investors who have a right to receive the Company’s shares.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's responses in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

Allowance for doubtful debts amounted to $2,032,462 and $659,653 as at March 31, 2007 and December 31, 2006, respectively.

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $12,305,435 and $12,662,139 at March 31, 2007 and December 31, 2006, respectively.

Property & Equipment and Capital Work In Progress

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at March 31, 2007 and December 31, 2006, respectively:

	2007	2006
Operating equipment	$961,714	$946,252
Vehicles	655,342	597,239
Office equipment	75,728	74,944
Buildings	4,472,849	4,426,559
	6,165,633	6,044,994
Less accumulated depreciation	(939,548)	(849,711)
	$5,226,085	$5,195,283

Depreciation expense for the three months ended March 31, 2007 and 2006 was $80,618 and $68,842, respectively.

On March 31, 2007 and December 31, 2006, the Company had “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plants, namely the Mancozeb facility in Yangling, Shaanxi Province, China and the facility under construction in the Uygur aotonomous region of Xinjiang, amounting to $4,535,178 and $3,669,807, respectively.

Marketable Securities

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Chinese Yuan Renminbi. Translation gains of $2,406,417 at March 31, 2007 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the three months ended March 31, 2007 and 2006, other comprehensive income in the consolidated statements of income and other comprehensive income included translation gain of $641,676 and loss of $40,500, respectively.

Recent Pronouncements

In September 2006, FASB issued SFAS 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

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

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

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

Note 3 - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc., its 100% wholly-owned subsidiaries Bodisen Holdings, Inc. (BHI), Yang Ling Bodisen Agricultural Technology Co., Ltd (Agricultural), which was incorporated in March 2005, and Sinkiang Bodisen Agriculture Material Co., Ltd. (Material), which was incorporated in June 2006, as well as the accounts of Agricultural’s 100% wholly- owned subsidiary Yang Ling Bodisen Biology Science and Technology Development Company Limited (BBST). All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 4 - Inventory

Inventory at March 31, 2007 and December 31, 2006 consisted of the following:

	2007	2006
Raw Material	$2,922,854	$1,257,883
Packaging	188,936	161,923
Finished Goods	737,909	550,280
Consumables	317	395
	3,850,016	1,970,481
Less Obsolescence Reserve	(177,734)	(175,896)
	$3,672,282	$1,794,585

Note 5 - Marketable Security

During the year ended December 31, 2005, the Company purchased 2,063,768 shares of China Natural Gas, Inc. (traded on the OTCBB: CHNG) for $2,867,346. At March 31, 2007 and December 31, 2006, the fair value of this investment was $4,003,710 and $6,500,869, respectively. As a result of the decline in fair value of this investment from December 31, 2006 to March 31, 2007, the Company recorded an unrealized loss of $2,497,159 for the three months ended March 31, 2007 which is included in other comprehensive income (loss). At March 31, 2007, this represented an 8.5% interest in China Natural Gas, Inc.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

Note 6 -Other Long-term Assets

During the three month periods ended March 31, 2007, the Company acquired a 19.5% and a 19.8% interest in two local companies by investing a total amount of $1,156,861 in cash.

In August, 2006, the Company entered into a land lease agreement for 30 years. The annual lease expense approximately amounts to $169,580. The lease expense for the next 15 years amounting to $2,529,818 has been prepaid on signing of the agreement. The payment schedule for the remaining 15 years as follows:

in November, 2021 - prepayment for next 8 years commencing on November 2021 and
·	in November, 2029 - prepayment of remaining 7 years commencing on November 2029

The land lease prepayment as of March 31, 2007 and December 31, 2006 can be summarized as follows:

Prepaid Lease (for 15 years)	$2,552,928	$2,569,818
Current portion	175,058	173,246
Long-term portion	$2,377,870	$2,396,572

The amortization expense as of March 31, 2007 and March 31, 2006 was $43,584 and $0 respectively.

Amortization expense for the prepayment of land lease over the next five fiscal years is estimated to be: 2007-$169,500, 2008-$169,500, 2009-$169,500, 2010-$169,500 and 2011-$169,500.

Note 7 - Loan Receivable

In August 2006, the Company entered into an agreement to loan $1,165,320 to an unrelated party. The loan is unsecured, payable by April 2008 and carries an interest rate of 13% per annum. Interest receivable on this loan was $106,064 and $68,191 as of March 31, 2007 and December 31, 2006 respectively .

In November 2006, the Company entered into an agreement to loan $762,638 to an unrelated party. The loan is unsecured, payable by December 2008 and carries an interest rate of 13% per annum. Interest receivable on this loan is $44,310 and $6,214 as of March 31, 2007 December 31, 2006 respectively.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

Note 8- Intangible Assets

Net intangible assets at March 31, 2007 were as follows:
	2007	2006
Rights to use land	$1,769,931	$1,741,386
Fertilizers proprietary technology rights	1,035,840	1,025,120
	2,805,771	2,793,506
Less Accumulated amortization	(764,687)	(739,160)
	$2,041,084	$2,054,346

The Company’s office and manufacturing site is located in Yang Ling Agricultural High-Tech Industries Demonstration Zone in the province of Shaanxi People’s Republic of China. The Company leases land per a real estate contract with the government of People’s Republic of China for a period from November 2001 through November 2051. Per the People’s Republic of China’s governmental regulations, the Government owns all land.

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

Amortization expense for the Company’s intangible assets for the three month periods ended March 31, 2007 and 2006 amounted to $34,603 and $33,319, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be: 2007-$130,000, 2008-$130,000, 2009-$130,000, 2010-$130,000 and 2011-$130,000.

Note 9 - Stock Options and Warrants

Stock Options

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	136,000	$5.39	$50,000
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2007	136,000	$5.39	$0

Following is a summary of the status of options outstanding at March 31, 2007:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$5.00	100,000	2.18	$5.00	100,000	$5.00
$5.80	10,000	2.75	$5.80	10,000	$5.80
$6.72	26,000	3.52	$6.72	26,000	$6.72

Note 10 - Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan. The total expense for the above plan were $0 and $0 for the three months ended March 31, 2007 and 2006, respectively. The Company has recorded welfare payable of $252,111 and $263,064 at March 31, 2007 and December 31, 2006, respectively, which is included in accrued expenses in the accompanying consolidated balance sheet.

Note 11 - Statutory Common Welfare Fund

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

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

The Company has appropriated $0 and $175,308 as reserve for the statutory surplus reserve and welfare fund for the three months ended March 31, 2007 and 2006, respectively.

Note 12 - Statutory Reserve

In accordance with the Chinese Company Law, the Company has allocated 10% of its annual net income, amounting $0 and $350,615 as statutory reserve for the three months ended March 31, 2007 and 2005, respectively.

Note 13 - Earnings Per Share

Earnings per share for three months March 31, 2007 and 2006 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended March 31,
	2007			2006
			Per			Per
	Loss	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income (loss)	$(1,509,546)			$2,682,643

Weighed shares outstanding		18,310,250			17,215,232

			$(0.08)			$0.16

Diluted earnings per share

Net income (loss)	$(1,509,546)			$2,682,643

Weighed shares outstanding		18,310,250			17,215,232
Effect of dilutive securities
Options		-			89,537
Warrants		-			69,922
		18,310,250			17,374,691

			$(0.08)			$0.15

Note 14 - Current Vulnerability Due to Certain Concentrations

Three vendors provided 70.3%, 10.5% and 7.5% of the Company’s raw materials for the three months ended March 31, 2007 and three vendors provided 58.7%, 13.6% and 5.4%, of the Company’s raw materials for the three months ended March 31, 2006.

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

Note 15 - Reclassifications

Certain prior period amounts have been reclassified to conform to the three months ended March 31, 2007 presentation.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

Note 16 - Litigation

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

In late 2006, various shareholders of the Company filed eight purported class actions in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors (among others), asserting claims under the federal securities laws.  The complaints contain general and non-specific allegations about prior financial disclosures and its internal controls and a prior, now-terminated relationship with a financial advisor.

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

The court has consolidated each of the actions into a single proceeding and as of the date of this annual report, only plaintiffs in two of the actions have served summons and complaint on the Company.  The time for the Company to respond formally to these lawsuits has not come.  Thus, the Company has not responded to any of the complaints in these class actions.  The complaints do not specify an amount of damages that plaintiff seek.

Because these matters are in early stages, we cannot comment on whether an adverse outcome is probable or otherwise.  While we believe we have meritorious defenses to each of these actions and intend to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on its business, financial condition, results of operations or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this quarterly report and our annual audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on April 30, 2007 (the “Form 10-K”). The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and in the Form 10-K, particularly under “Risk Factors” and “Note Regarding Forward-Looking Statements.”

Virtually all of our revenues and expenses were denominated in Renminbi ("RMB"), the currency of the People's Republic of China. Because we report our financial statements in U.S. dollars, we are exposed to translation risk resulting from fluctuations of exchange rates between the RMB and the U.S. dollar. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A devaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. See “Risk Factors” in the Form 10-K. We do not engage in currency hedging and to date, inflation has not had a material impact on our business.

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

Critical Accounting Policies

The accounting and reporting policies that we use affect our consolidated financial statements. Certain of our accounting and reporting policies are critical to an understanding of our results of operations and financial condition, and in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our consolidated financial statements. These accounting and reporting policies are described below. See Note 2 to our annual consolidated financial statements included in the Form 10-K for further discussion of our accounting policies.

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

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect of this pronouncement on our financial statements.

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Effective for fiscal years ending after December 15, 2008, this Statement requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position as well as recognition in comprehensive income of changes in that funded status in the year in which the changes occur. Additionally, an employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Different rules apply for employers without publicly traded equity securities. We are currently evaluating the effect of this pronouncement on our financial statements.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently analyzing the effect of this pronouncement on our financial statements.

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

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on our consolidated financial statements.

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

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Revenue. We generated revenues of $5,008,472 for the three months ended March 31, 2007, a decrease of $5,526,888 or 52.5%, compared to $10,535,360 for the three months ended March 31, 2006. The significant decrease in revenue was due to the negative impact on the company's reputation as a result of Bodisen being delisted by American Stock Exchange and the abnormally cold spring time weather of Shaanxi province which affected crop plantings and decreased the use of fertilizer.

Gross Profit. We achieved a gross profit of $1,990,222 for the three months ended March 31, 2007, a decrease of $2,246,017 or 53.0%, compared to $4,236,239 for the three months ended March 31, 2006. The significant decrease in gross profit was due to the decrease in our sales revenue. Gross margin (gross profit as a percentage of revenues), slightly decreased, down from 40.2% for the three months ended March 31, 2006, to 39.7% for the three months ended March 31, 2007.

Operating expenses. We incurred operating expenses of $3,521,523 for the three months ended March 31, 2007, a significant increase compared to $778,398 for the three months ended March 31, 2006. The significant increase in our operating expenses is primarily related to an increase in our allowance for bad debts during the three months ended March 31, 2007 of $1,360,277, which resulted from decrease of collections.due to the damage to the company's reputation as discussed above. This significant increase in our allowance for bad debts offset the slight decrease in our aggregated selling expenses.

Aggregated selling expenses accounted for $349,014 of our operating expenses for the three months ended March 31, 2007, a decrease of $125,160 or 26.4% compared to $474,174 for the three months ended March 31, 2006. The decrease in our aggregated selling expenses is due to the decrease of transportation expense as a result of the decrease. in sales. General and administrative expenses accounted for the remainder of our operating expenses for the three months ended March 31, 2007, which increased $2,868,285 compared to $304,224 for the three months ended March 31, 2006. The increase in general and administrative expenses is due to an increased in our allowance for bad debts during the three months ended March 31, 2007 of $1,360,277, as discussed above and, to a lesser extent, higher legal fees.

Non Operating Income and Expenses. We had total non-operating income of $21,755 for the three months ended March 31, 2007 compared to total non-operating expense of $775,198 for the three months ended March 31, 2006. Total non-operating income in the first quarter of 2007 included $67,197 of other expenses while in the first quarter of 2006 we had $124,541 of other expenses. Total non-operating income includes interest income of $90,009 for the three months ended March 31, 2007 compared to only $28,063 of interest income for the three months ended March 31, 2006. The increase in the first quarter of 2007 is due to the increase in our cash balance as a result of the repayment of a short term loan the company made to non-related parties.Total non-operating income for the three months ended March 31, 2007 also includes interest expense of only $1,057 compared to $678,720 of interest expense for the three months ended March 31, 2006. The majority of the interest expense in the first quarter of 2006 relates to the $5 million note issued December 8, 2005, which was repaid during March 2006.

Net Income (Loss). For the foregoing reasons, we had a net loss of $1,509,546 for the three months ended March 31, 2007 compared to net income of $2,682,643 for the three months ended March 31, 2006. We had a loss per share of $(0.08) for the three months ended March 31, 2007 compared to earnings per share of $0.16 for the three months ended March 31, 2006.

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

As of March 31, 2007, we had $7,748,215 of cash and cash equivalents compared to $11,824,327 as of December 31, 2006. The significant decrease in cash is due to a significant decrease in cash provided by our operating activities as a result of an increase cash used to finance our working capital needs and the decrease in our net income.

Cash Flows

We used $3,982,714 of cash to finance our operating activities for the three months ended March 31, 2007 compared to generating $1,371,566 of cash from our operating activities from the three months ended March 31, 2006. This significant increase in the use of cash in operating activities is principally due to the increase in other receivables and loans receivable to $1,177,348 as a result of investments by the company in Zhifeng Pesticide Co., Inc. and Jinqiu Packing Co., Ltd., which investment represents a 19.5% ownership interest by the company. as well as an increase in cash used for inventory of $1,851,263.

Our investing activities used $837,188 of cash for the three months ended March 31, 2007, compared to $392,923 of cash for investing activities for the three months ended March 31, 2006. We used cash of $826,254 in connection with additions to construction of the new facility in the Uygur autonomous region of Xinjiang.

We did not generate any cash from financing activities for the three months ended March 31, 2007 compared to $19,155,444 of cash generated from financing activities for the three months ended March 31, 2006, in connection with the sale of our common stock in the first quarter of 2006.

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

For additional information relating to our financing activities, see Notes 9, 10 and 11 to our annual consolidated financial statements included in the Form 10-K.

Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations.

Loan Receivables

In August 2006, we made an unsecured loan of $1,153,260 to one of our suppliers.   Because we will receive interest payments (at a rate of 13% per annum) on this amount from the supplier, we account for this as a loan rather than an advance to a supplier. This loan is to be repaid by April 2008.  In November 2006, we made an unsecured $754,745 advance payment to a company for the installation of a facility to house a new compound fertilizer production line in a new building.  Because the building that will house the facility was only recently completed, the installation of that facility has not yet occurred.  We accounted for this as a loan under applicable accounting rules because the advance payment bears interest at rate of 13% per annum.  For more information relating to these loan receivables, see Note 2 to our annual consolidated financial statements included in the Form 10-K.

Contractual Commitments

In August 2006, we entered into a 30-year land-lease arrangement with the government of the People’s Republic of China, under which we pre-paid $2,529,818 upon execution of the contract of lease expense for the next 15 years. We agreed to make a prepayment for the next eight years in November 2021, and will make a final pre-payment in November 2029 for the remaining seven years. The annual lease expense amounts to approximately $169,580. For further information regarding this arrangement, see Note 7 to our annual consolidated financial statements included in the Form 10-K. Our land-lease arrangement is currently our only material on- and off-balance sheet expected or contractually committed future obligation.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements except for the remaining pre-payments under the land-lease arrangement described above and in Note 7 to our annual consolidated financial statements included the Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The reasons that our Chief Executive Officer and Chief Financial Officer arrived at this conclusion are:

•
Our delisting from the Amex. As described in our current report on Form 8-K dated March 28, 2007 (the “March 2007 Form 8-K”), including the Exhibit thereto, the American Stock Exchange, or Amex, delivered notice to us confirming that it intended to strike our common stock from the Amex. As described in the March 2007 Form 8-K, the precise basis for the Amex delisting determination called into question certain disclosures (or the failure to make certain disclosures) in the reports that we filed or submitted under the Exchange Act. Although we do not accept any of the determinations or any related factual or legal conclusions of the staff of the Amex regarding our company, our Chief Executive Officer and Chief Financial Officer cannot make a determination at this time that our disclosure controls and procedures were effective as of the end of the period covered by this report.

•
Our inability to timely file this quarterly report on Form 10-Q. Effective disclosure controls and procedures ensure that management receives information as appropriate to allow timely decisions regarding required disclosures. Because of the substantial time and resources that we have devoted to our investigation of the conclusions of the staff of the Amex regarding our company as set out in the March 2007 8-K, information required to be disclosed in this quarterly report on Form 10-Q was not accumulated and communicated to our management as appropriate to allow timely decisions regarding the disclosures required in this annual report. For this reason, we were not able to file this quarterly report within the time period prescribed and our management is not able to make a determination at this time that our disclosure controls and procedures were effective as of the end of the period covered by this report.

•
Our inability to complete the Management’s Annual Report on Internal Control over Financial Reporting. For the reasons described in the Form 10-K under “Internal Control over Financial Reporting,” our management’s assessment of our internal controls over financial reporting was substantially delayed and was not complete as of the date of the Form 10-K. Because we were not able to complete this report within the time period prescribed and include such report in the Form 10-K, our management is not able to make a determination at this time that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

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

Bodisen Biotech, Inc.

July 19, 2007	By:	/s/ Bo Chen
Bo Chen Chairman, Chief Executive Officer and President (Principal Executive Officer)

July 19, 2007		/s/ Junyan Tong
JunYan Tong Chief Financial Officer (Principal Financial and Accounting Officer)