Form 10-Q
period 2007-06-30
BODISEN BIOTECH, INC
filed 2007-10-01
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As September 18, 2007: 18,310,250 shares of common stock outstanding

BODISEN BIOTECH, INC.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$6,476,725	$11,824,327
Accounts receivable, net of allowance for doubtful accounts of $843,115 and $659,653	22,998,581	18,875,368
Other receivable	2,075,025	888,230
Inventory	2,849,141	1,794,585
Advances to suppliers	8,800,115	12,662,139
Prepaid expense and other current assets	4,802,322	195,821

Total current assets	48,001,909	46,240,470

PROPERTY AND EQUIPMENT, Net of Accumulated Depreciation	5,243,316	5,195,283

CONSTRUCTION IN PROGRESS	4,627,339	3,669,807

MARKETABLE SECURITY	9,039,304	6,500,869

INTANGIBLE ASSETS, net	2,037,638	2,054,346

OTHER ASSETS	3,735,503	3,553,433

LOAN RECEIVABLE	2,187,118	1,982,410

TOTAL ASSETS	$74,872,127	$69,196,618

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,503,501	$1,022,352
Accrued expenses	240,758	347,948

Total current liabilities	1,744,259	1,370,300

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 18,310,250 and 18,310,250	1,831	1,831
Additional paid-in capital	33,860,062	33,860,062
Other comprehensive income	9,628,235	5,431,910
Statutory reserve	4,609,821	4,314,488
Retained earnings	25,027,919	24,218,027
Total stockholders' equity	73,127,868	67,826,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$74,872,127	$69,196,618

The accompanying notes are an integral part of these unaudited consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenue	$3,172,163	$16,382,189	$8,180,635	$26,917,549

Cost of Revenue	1,650,541	9,970,253	4,668,791	16,269,374

Gross profit	1,521,622	6,411,936	3,511,844	10,648,175

Operating expenses
Selling expenses	330,273	671,469	679,287	1,145,643
General and administrative expenses	(628,515)	546,738	2,543,994	850,962
Total operating expenses	(298,242)	1,218,207	3,223,281	1,996,605

Income (loss) from operations	1,819,864	5,193,729	288,563	8,651,570

Non-operating income (expense):
Other income (expense)	706,783	656,916	639,586	532,375
Interest income	89,443	29,231	179,452	57,294
Interest expense	(1,319)	(198)	(2,376)	(678,918)

Total non-operating income (expense)	794,907	685,949	816,662	(89,249)

Net income (loss)	2,614,771	5,879,678	1,105,225	8,562,321

Other comprehensive income
Foreign currency translation gain (loss)	1,016,214	158,603	1,657,890	118,103
Unrealized gain (loss) on marketable equity security	5,035,594	(3,384,580)	2,538,435	(1,093,797)

Comprehensive Income (loss)	$8,666,579	$2,653,701	$5,301,550	$7,586,627

Weighted average shares outstanding :
Basic	18,310,250	18,176,917	18,310,250	17,698,731
Diluted	18,310,250	18,310,931	18,310,250	17,848,452

Earnings per share:
Basic	$0.14	$0.32	$0.06	$0.48
Diluted	$0.14	$0.32	$0.06	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

	Six Month Periods Ended June 30,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,105,225	$8,562,321
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	233,997	221,588
Amortization of debt discounts	-	603,886
Exchange gain (loss)	-	(249,490)
Value of vested option issued to directors	-	7,523
Allowance for bad debts	163,965	-
(Increase) / decrease in assets:
Accounts receivable	(3,744,199)	(10,019,514)
Other receivable & Loan Receivable	(1,298,803)	(3,863,855)
Inventory	(994,158)	45,776
Advances to suppliers	4,138,508	(4,308,245)
Prepaid expense	(4,540,439)	-
Other assets	-	14,806
Increase / (decrease) in current liabilities:
Accounts payable	388,441	1,793,559
Other payable	184,306	3,533,183
Accrued expenses	(288,322)	83,702

Net cash provided by (used in) operating activities	(4,651,479)	(3,574,760)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(77,330)	(381,187)
Additions to construction in progress	(849,900)	(724,537)
Proceeds from other assets	(87,717)	-

Net cash used in investing activities	(1,014,947)	(1,105,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	-	(5,000,000)
Proceeds from issuance of common stock	-	26,682,511
Payment of offering costs	-	(6,132,707)
Proceeds from the exercise of warrants	-	220,160

Net cash provided by financing activities	-	15,769,964

Effect of exchange rate changes on cash and cash equivalents	318,824	81,004

NET INCREASE /(DECREASE) IN CASH & CASH EQUIVALENTS	(5,347,602)	11,170,484

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	11,824,327	6,276,897

CASH & CASH EQUIVALENTS, END OF PERIOD	$6,476,725	$17,447,381

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$112,500
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
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

The exchange of shares with Stratabid has been accounted for as a reverse acquisition under the purchase method of accounting because the stockholders of BII obtained control of Stratabid. On March 1, 2004, Stratabid was renamed Bodisen Biotech, Inc. (the “Company”). Accordingly, the merger of the two companies has been recorded as a recapitalization of the Company, with the Company (BII) being treated as the continuing entity. The historical financial statements presented are those of BII.

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

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

Foreign Currency Translation

As of June 30, 2007, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $8,800,115 and $12,662,139 at June 30, 2007 and December 31, 2006, respectively.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at June 30, 2007 and December 31, 2006, respectively:

	2007	2006
Operating equipment	$976,718	$946,252
Vehicles	683,578	597,239
Office equipment	78,944	74,944
Buildings	4,542,629	4,426,559
	6,281,869	6,044,994
Less accumulated depreciation	(1,038,553)	(849,711)
	$5,243,316	$5,195,283

Depreciation expense for the six months ended June 30, 2007 and 2006 was $188,842 and $154,774, respectively.

On June 30, 2007 and December 31, 2006, the Company had “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $4,627,339 and $3,669,807 respectively.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Chinese Yuan Renminbi. Translation gains of $3,456,277 at June 30, 2007 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the six months ended June 30, 2007 and 2006, other comprehensive income in the consolidated statements of income and other comprehensive income included translation losses of $1,657,890 and $118,103, respectively.

Recent Pronouncements

In September 2006, FASB issued SFAS 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the Company’s financial statements.

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the Company’s financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
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

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement had no material impact on the Company’s consolidated financial statements.

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
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
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

Note 3 – Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc., its 100% wholly-owned subsidiaries Bodisen Holdings, Inc. (BHI), Yang Ling Bodisen Agricultural Technology Co., Ltd (Agricultural), which was incorporated in March 2005, and Bodisen Agriculture Material Co., Ltd. (Material), which was incorporated in June 2006, as well as the accounts of Agricultural’s 100% wholly- owned subsidiary Yang Ling Bodisen Biology Science and Technology Development Company Limited (BBST). All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 4 – Inventory

Inventory at June 30, 2007 and December 31, 2006 consisted of the following:

	2007	2006
Raw Material	$2,291,924	$1,257,883
Packaging	189,270	161,923
Finished Goods	548,133	550,280
Consumables	322	395
		1,970,481
Less Obsolescence Reserve	(180,508)	(175,896)
	$2,849,141	$1,794,585

Note 5 – Marketable Security

During the year ended December 31, 2005, the Company purchased 2,063,768 shares of China Natural Gas, Inc. (traded on the OTCBB: CHNG) for $2,867,346. At June 30, 2007 and December 31, 2006, the fair value of this investment was $9,039,304 and $6,500,869, respectively. As a result of the change in fair value of this investment the Company recorded an unrealized gain of $2,538,435 and an unrealized loss of $1,093,797 for the six months ended June 30, 2007 and 2006, respectively, which is included in other comprehensive income (loss). At June 30, 2007, this represented an 8.5% interest in China Natural Gas, Inc.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

Note 6 -Other Long-term Assets

During the six month period ended June 30, 2007, the Company acquired a 19.5% and a 19.8% interest in two local companies by investing a total amount of $1,156,861 in cash.

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

The land lease prepayment as of June 30, 2007 and December 31, 2006 can be summarized as follows:

Prepaid Lease (for 15 years)	$2,753,700	$2,569,818
Current portion	175,058	173,246
Long-term portion	$2,578,642	$2,396,572

The amortization expense as of June 30, 2007 and June 30, 2006 was $87,718 and $0 respectively.

Amortization expense for the prepayment of land lease over the next five fiscal years is estimated to be: 2007-$169,500, 2008-$169,500, 2009-$169,500, 2010-$169,500 and 2011-$169,500.

Note 7 - Loan Receivable

In August 2006, the Company entered into an agreement to loan $1,165,320 to an unrelated party. The loan is unsecured, payable by April 2008 and carries an interest rate of 13% per annum. Interest receivable on this loan was $151,882 and $68,191 as of June 30, 2007 and December 31, 2006 respectively .

In November 2006, the Company entered into an agreement to loan $762,638 to an unrelated party. The loan is unsecured, payable by December 2008 and carries an interest rate of 13% per annum. Interest receivable on this loan is $74,855 and $6,214 as of June 30, 2007 and December 31, 2006 respectively.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

Note 8- Intangible Assets

Net intangible assets at June 30, 2007 and December 31, 2006 were as follows:

	2007	2006
Rights to use land	$1,797,544	$1,741,386
Fertilizers proprietary technology rights	1,052,000	1,052,120
		2,793,506
Less Accumulated amortization	(811,906)	(739,160)
	$2,037,638	$2,054,346

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

The Company acquired Fluid and Compound Fertilizers proprietary technology rights with a life ending December 31, 2011. The Company is amortizing these fertilizers proprietary technology rights over a period of ten years.

Amortization expense for the Company’s intangible assets for the six month periods ended June 30, 2007 and 2006 amounted to $69,641 and $66,814, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be: 2007-$130,000, 2008-$130,000, 2009-$130,000, 2010-$130,000 and 2011-$130,000.

Note 9 – Stock Options and Warrants

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	136,000	$5.39	$50,000
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2007	136,000	$5.39	$0

Following is a summary of the status of options outstanding at June 30, 2007:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$5.00	100,000	1.93	$5.00	100,000	$5.00
$5.80	10,000	2.50	$5.80	10,000	$5.80
$6.72	26,000	3.27	$6.72	26,000	$6.72

Note 10 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan. The total expense for the above plan were $0 and $0 for the six months ended June 30, 2007 and 2006, respectively. The Company has recorded welfare payable of $152,668 and $263,034 at June 30, 2007 and December 31, 2006, respectively, which is included in accrued expenses in the accompanying consolidated balance sheet.

Note 11 – Statutory Common Welfare Fund

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
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

The Company has appropriated $98,444 and $458,687 as reserve for the statutory surplus reserve and welfare fund for the six months ended June 30, 2007 and 2006, respectively.

Note 12 – Statutory Reserve

In accordance with the Chinese Company Law, the Company has allocated 10% of its annual net income, amounting $196,889 and $917,373 as statutory reserve for the six months ended June 30, 2007 and 2006, respectively.

Note 13 – Earnings Per Share

Earnings per share for six months ended June 30, 2007 and 2006 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended June 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share

Net income (loss)	$2,614,771			$5,879,678

Weighed shares outstanding		18,310,250			18,176,917

			$0.14			$0.32

Diluted earnings per share

Net income (loss)	$2,614,771			$5,879,678

Weighed shares outstanding		18,310,250			18,176,917
Effect of dilutive securities
Options		-			78,777
Warrants		-			55,237
		18,310,250			18,310,931

			$0.14			$0.32

	Six Months Ended June 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share

Net income (loss)	$1,105,225			$8,562,321

Weighed shares outstanding		18,310,250			17,698,731

			$0.06			$0.48

Diluted earnings per share

Net income (loss)	$1,105,225			$8,562,321

Weighed shares outstanding		18,310,250			17,698,731
Effect of dilutive securities
Options		-			85,419
Warrants		-			64,302
		18,310,250			17,848,452

			$0.06			$0.48

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

 Note 14 – Current Vulnerability Due to Certain Concentrations

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

  Note 15 – Reclassifications

Certain prior period amounts have been reclassified to conform to the six months ended June 30, 2007 presentation.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

Note 16 – Litigation

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

The court has consolidated each of the actions into a single proceeding and has selected the lead plaintiff and counsel to represent the plaintiff class. The court has also established a schedule, based on stipulation of the parties, that allows plaintiffs to file an amended complaint (by October 17, 2007) and sets the date for defendants, including the Company, to file motions to dimiss the amended complaint (December 17, 2007). Thus, the time for the Company to respond formally to these lawsuits has not come.  The complaints do not specify an amount of damages that plaintiffs seek.

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

Results of Operations

Three months ended June 30, 2007 compared to Three months ended June 30, 2006

Revenue. We generated revenues of $3,172,163 for the three months ended June 30, 2007, a decrease of $13,210,026 or 80.6%, compared to $16,382,189 for the three months ended June 30, 2006. The significant decrease in revenue was due to the continued negative impact on sales of Bodisen being delisted by the American Stock Exchange, or Amex, and the abnormally cold spring time weather of Shaanxi province that affected crop plantings and decreased the use of fertilizer, which continued into the second quarter of 2007.

Gross Profit. We achieved a gross profit of $1,521,622 for the three months ended June 30, 2007, a decrease of $4,890,314 or 76.3%, compared to $6,411,936 for the three months ended June 30, 2006. The significant decrease in gross profit was due to the significant decrease in revenue as a result of decreased sales. Gross margin (gross profit as a percentage of revenues), slightly increased from 39.1% for the three months ended June 30, 2006, to 48.0% for the three months ended June 30, 2007 because of the overall product mix.

Operating expenses. We incurred net operating expenses of $(298,242) for the three months ended June30, 2007, a decrease of $1,516,449 or 124.5% compared to $1,218,207 for the three months ended June 30, 2006. The significant decrease in our operating expenses is primarily related to a significant decrease in our general and administrative expenses, which resulted from a $1,189,347 decrease in our bad debt allowance (which was increased to $2,032,462 during the first quarter of 2007 from $659,653 as at December 31, 2006). Excluding the effects of this decrease, our operating expenses increased, primarily as a result of legal fees associated with litigation and other matters in connection with the Amex delisting .

Aggregated selling expenses accounted for $330,273 of our operating expenses for the three months ended June 30, 2007, a decrease of $341,196 or 50.8% compared to $671,469 for the three months ended June 30, 2006. The decrease in our aggregated selling expenses is due to the decrease of transportation expense as a result of decreased sales. General and administrative expenses accounted for the remainder of our net operating expenses of $(628,515) for the three months ended June 30, 2007, which decreased $1,175,253 compared to $546,738 for the three months ended June 30, 2006. The decrease in general and administrative expenses resulted from a $1,189,347 decrease in our bad debt allowance (which was increased to $2,032,462 during the first quarter of 2007 from $659,653 as at December 31, 2006). Excluding the effects of this decrease, our operating expenses increased, primarily as a result of legal fees associated with litigation and other matters in connection with the Amex delisting .

Non Operating Income and Expenses. We had total non-operating income of $749,907 for the three months ended June 30, 2007 compared to total non-operating income of $685,949 for the three months ended June 30, 2006. Total non-operating income includes interest income of $89,443 for the three months ended June 30, 2007 compared to only $29,231 of interest income for the three months ended June 30, 2006. The increase in interest income in 2007 is due to the full-year effects of the increased cash balance that resulted from our sale of stock in the first quarter of 2006.

Net Income (loss). For the foregoing reasons, we had a net income of $2,614,771 for the three months ended June 30, 2007 compared to net income of $5,879,678 for the three months ended June 30, 2006. We had earnings per share of $0.14 and $0.32 for the three months ended June 30, 2007 and 2006, respectively. Excluding the effects of the decrease in our allowance for bad debts on our operating expenses, we would have had a net income of $1,425,424 and earnings per share of $0.8 for the three months ended June 30, 2007. However, to the extent that our allowance for bad debts is insufficient to cover our actual bad debt experience, net income will be negatively effected in future periods.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenue. We generated revenues of $8,180,635 for the six months ended June 30, 2007, a decrease of $18,736,914 or 69.6%, compared to $26,917,549 for the six months ended June 30, 2006. The significant decrease in revenue was due to the continued negative impact on our sales as a result of being delisted from the Amex, and to a lesser extent, the abnormally cold spring time weather of Shaanxi province, which affected crop plantings and decreased the use of fertilizer.

Gross Profit. We achieved a gross profit of $3,511,844 for the six months ended June 30, 2007, a decrease of $7,136,331 or 67.0%, compared to $10,648,175 for the six months ended June 30, 2006. The significant decrease in gross profit was due to the significant decrease in revenue as a result of decreased sales. Gross margin (gross profit as a percentage of revenues), slightly increased, from 39.6% for the six months ended June 30, 2006, to 42.9% for the six months ended June 30, 2007 due to product mix in the first half of 2007.

Operating expenses. We incurred operating expenses of $3,223,281 for the six months ended June 30, 2007, an increase of $1,226,676 or 61.4% compared to $1,996,605 for the six months ended June 30, 2006. The significant increase in our operating expenses is primarily related to legal fees associated with litigation and other matters in connection with the Amex delisting and, to a lesser extent, a net increase in our allowance for bad debts (which was increased in the first quarter of 2007 and decreased in the second quarter of 2007).

Aggregated selling expenses accounted for $679,287 of our operating expenses for the six months ended June 30, 2007, a decrease of $466,356 or 40.7% compared to $1,145,643 for the six months ended June 30, 2006. The decrease in our aggregated selling expenses is due to the decrease of transportation expense as a result of decreased sales. General and administrative expenses accounted for the remainder of our operating expenses of $2,543,994 for the six months ended June 30, 2007, which increased $1,693,032 compared to $850,962 for the six months ended June 30, 2006. The significant increase in our general and administrative expenses is primarily related to legal fees associated with litigation and other matters in connection with the Amex delisting and, to a lesser extent, a net increase in our allowance for bad debts (which was increased in the first quarter of 2007 and decreased in the second quarter of 2007).

Non Operating Income and Expenses. We had total non-operating income of $816,662 for the six months ended June 30, 2007 compared to total non-operating expense $89,051 for the six months ended June 30, 2006. Total non-operating income includes interest income of $179,452 for the six months ended June 30, 2007 compared to only $57,294 of interest income for the six months ended June 30, 2006. The increase for the six months ended June 30, 2007 is due to the increase in our cash balance as a result of the sale of stock in the first quarter of 2006. Total non-operating income for the six months ended June 30, 2007 also includes interest expense of only $2,376 compared to $678,918 of interest expense for the six months ended June 30, 2006. The majority of the interest expense in the six months ended June 30, 2006 relates to the $5 million note issued December 8, 2005, which was repaid during March 2006.

Net Income (Loss). Net income decreased by 87.1% to $1,105,225 for the six months ended June 30, 2007 compared to net income of $8,562,321 for the six months ended June 30, 2006. We had earnings per share of $.06 for the six months ended June 30, 2007 compared to earnings per share of $0.48 for the six months ended June 30, 2006.

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

As of June 30, 2007, we had $6,476,725 of cash and cash equivalents compared to $11,824,327 as of December 31, 2006. The significant decrease in cash is due to a significant decrease in cash provided by our operating activities, and increase in cash used to finance our working capital needs and the decrease in our net income.

Cash Flows

We used $4,651,479 of cash to finance our operating activities for the six months ended June 30, 2007 compared to $3,574,760 of cash for operating activities for the six months ended June 30, 2006. This increase in the use of cash in operating activities is principally due to the significant decrease in net income from operations, partially offset by reduced working capital needs, as well as a one-time prepayment for a fertilizer machine.

Our investing activities used $1,014,947 of cash for the six months ended June 30, 2007, compared to $1,105,724 of cash for investing activities for the six months ended June 30, 2006. We used cash of $849,900 in connection with additions to construction in process.

We did not generate any cash from financing activities for the six months ended June 30, 2007 compared to $15,769,964 of cash generated from financing activities for the six months ended June 30, 2006, in connection with the sale of our common stock in the first quarter of 2006.

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

Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations. However, to the extent that our allowance for bad debts is insufficient to cover our actual bad debt experience, our liquidity would be negatively impacted.

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

In light of the foregoing, we intend to work diligently with our Board of Directors and outside advisors to design and implement more formal disclosure controls and procedures to ensure that such procedures are effective.

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

Bodisen Biotech, Inc.

October 1, 2007	By:	/s/ Bo Chen
Bo Chen Chairman, Chief Executive Officer and President (Principal Executive Officer)

October 1, 2007	By:	/s/ Junyan Tong
JunYan Tong Chief Financial Officer (Principal Financial and Accounting Officer)