Form 10-Q
period 2007-09-30
BODISEN BIOTECH, INC
filed 2007-11-21
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2007: 18,310,250 shares of common stock outstanding

BODISEN BIOTECH, INC.
Index

		Page

		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet as of September 30, 2007 (unaudited)	2

	Consolidated Statements of Operations and Other Comprehensive Income
	(Loss) for the three and nine months ended September 30,
	2007 and 2006 (unaudited)	3

	Consolidated Statements of Cash Flows for the
	nine months ended September 30, 2007 and 2006 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$962,534	$11,824,327
Accounts receivable, net of allowance for
doubtful accounts of $901,621 and $659,653	24,729,956	18,875,368
Other receivable	2,130,282	888,230
Inventory	1,258,339	1,794,585
Advances to suppliers	8,853,953	12,662,139
Prepaid expense and other current assets	4,452,306	195,821

Total current assets	42,387,370	46,240,470

PROPERTY AND EQUIPMENT, net	5,249,471	5,195,283

CONSTRUCTION IN PROGRESS	7,481,447	3,669,807

MARKETABLE SECURITY	14,239,999	6,500,869

INTANGIBLE ASSETS, net	2,032,211	2,054,346

OTHER ASSETS	3,698,060	3,553,433

LOAN RECEIVABLE	2,297,236	1,982,410

TOTAL ASSETS	$77,385,794	$69,196,618

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$989,106	$1,022,352
Accrued expenses	136,217	347,948

Total current liabilities	1,125,323	1,370,300

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares;
issued and outstanding 18,310,250 and 18,310,250	1,831	1,831
Additional paid-in capital	33,860,062	33,860,062
Other comprehensive income	15,688,846	5,431,910
Statutory reserve	4,314,488	4,314,488
Retained earnings	22,395,244	24,218,027
Total stockholders' equity	76,260,471	67,826,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$77,385,794	$69,196,618

The accompanying notes are an integral part of these consolidated financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenue	$2,314,059	$12,713,217	$10,494,694	39,630,766

Cost of Revenue	1,207,774	7,839,351	5,876,565	24,108,725

Gross profit	1,106,285	4,873,866	4,618,129	15,522,041

Operating expenses
Selling expenses	596,921	557,965	1,276,208	1,703,608
General and administrative expenses	2,879,530	1,154,673	5,423,524	2,005,635
Total operating expenses	3,476,451	1,712,638	6,699,732	3,709,243

Income (loss) from operations	(2,370,166)	3,161,228	(2,081,603)	11,812,798

Non-operating income (expense):
Other income (expense)	(639,729)	(31,771)	(143)	500,604
Interest income	83,418	60,835	262,870	118,129
Interest expense	(1,531)	(247)	(3,907)	(679,165)

Total non-operating income (expense)	(557,842)	28,817	258,820	(60,432)

Net income (loss)	(2,928,008)	3,190,045	(1,822,783)	11,752,366

Other comprehensive income
Foreign currency translation gain (loss)	859,916	662,012	2,517,806	780,115
Unrealized gain (loss) on marketable equity security	5,200,695	165,102	7,739,130	(928,695)

Comprehensive Income (loss)	$3,132,603	$4,017,159	$8,434,153	$11,603,786

Weighted average shares outstanding :
Basic	18,310,250	18,176,917	18,310,250	17,859,878
Diluted	18,310,250	18,303,299	18,310,250	18,002,639

Earnings per share:
Basic	$(0.16)	$0.18	$(0.10)	$0.66
Diluted	$(0.16)	$0.17	$(0.10)	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,822,783)	$11,752,366
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	354,753	335,842
Amortization of debt discounts	-	603,886
Exchange gain (loss)	-	(16,828)
Value of vested option issued to directors	-	7,523
Allowance for bad debts	210,095	-
(Increase) / decrease in assets:
Accounts receivable	(5,469,096)	(12,336,536)
Other receivable & Loan Receivable	(1,407,655)	(4,968,421)
Inventory	598,013	(246,935)
Advances to suppliers	4,243,485	(3,599,885)
Prepaid expense	(4,159,646)	-
Other assets	-	3,960
Increase / (decrease) in current liabilities:
Accounts payable	(57,313)	99,935
Other payable	-	3,374,315
Accrued expenses	(221,025)	51,735

Net cash provided by (used in) operating activities	(7,731,172)	(4,939,043)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(91,381)	(386,268)
Additions to construction in progress	(3,582,845)	(789,911)
Investments	-	(735,536)
Payments for other assets	(44,168)	-

Net cash used in investing activities	(3,718,394)	(1,911,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	-	(5,000,000)
Proceeds from issuance of common stock	-	26,682,511
Payment of offering costs	-	(6,132,707)
Proceeds from the exercise of warrants	-	220,160

Net cash provided by financing activities	-	15,769,964

Effect of exchange rate changes on cash and cash equivalents	587,773	27,832

NET INCREASE /(DECREASE) IN CASH & CASH EQUIVALENTS	(10,861,793)	8,947,038

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	11,824,327	6,276,897

CASH & CASH EQUIVALENTS, END OF PERIOD	$962,534	$15,223,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$112,500
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Foreign Currency Translation

As of September 30, 2007, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $8,853,953 and $12,662,139 at September 30, 2007 and December 31, 2006, respectively.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at September 30, 2007 and December 31, 2006, respectively:

	2007	2006
Operating equipment	$996,212	$946,252
Vehicles	703,248	597,239
Office equipment	79,510	74,944
Buildings	4,610,371	4,426,559
	6,389,341	6,044,994
Less accumulated depreciation	(1,139,870)	(849,711)
	$5,249,471	$5,195,283

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $249,554 and $235,292, respectively.

On September 30, 2007 and December 31, 2006, the Company had “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $7,481,447 and $3,669,807 respectively.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Chinese Yuan Renminbi. Translation gains of $4,316,193 at September 30, 2007 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the nine months ended September 30, 2007 and 2006, other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains of $2,517,806 and $780,115, respectively.

Recent Pronouncements

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

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

Note 4 - Inventory

Inventory at September 30, 2007 and December 31, 2006 consisted of the following:

	2007	2006
Raw Material	$838,013	$1,257,883
Packaging	169,956	161,923
Finished Goods	433,244	550,280
Consumables	326	395
	1,441,539	1,970,481
Less Obsolescence Reserve	(183,200)	(175,896)
	$1,258,339	$1,794,585

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Note 5 - Marketable Security

During the year ended December 31, 2005, the Company purchased 2,063,768 shares of China Natural Gas, Inc. (traded on the OTCBB: CHNG) for $2,867,346. At September 30, 2007 and December 31, 2006, the fair value of this investment was $14,239,999 and $6,500,869, respectively. As a result of the change in fair value of this investment the Company recorded an unrealized gain of $7,739,130 and an unrealized loss of $928,695 for the nine months ended September 30, 2007 and 2006, respectively; which is included in other comprehensive income (loss). At September 30, 2007, this represented an 7.1% interest in China Natural Gas, Inc.

Note 6 -Other Long-term Assets

During the nine month period ended September 30, 2007, the Company acquired a 19.5% and a 19.8% interest in two local companies by investing a total amount of $1,156,861 in cash.

In August, 2006, the Company entered into a land lease agreement for 30 years. The annual lease expense approximately amounts to $169,580. The lease expense for the next 15 years amounting to $2,529,818 has been prepaid on signing of the agreement. The payment schedule for the remaining 15 years as follows :

in November, 2021 - prepayment for next 8 years commencing on November 2021 and

·	in November, 2029 - prepayment of remaining 7 years commencing on November 2029

The land lease prepayment as of September 30, 2007 and December 31, 2006 can be summarized as follows:

	2007	2006
Prepaid Lease (for 15 years)	$2,548,704	$2,569,818
Current portion	180,440	173,246
Long-term portion	$2,368,264	$2,396,572

The amortization expense for the nine months ended September 30, 2007 and 2006 was $135,330 and $0 respectively.

Amortization expense for the prepayment of land lease over the next five fiscal years is estimated to be: 2007-$169,500, 2008-$169,500, 2009-$169,500, 2010-$169,500 and 2011-$169,500.

Note 7 - Loan Receivable

In August 2006, the Company entered into an agreement to loan $1,165,320 to an unrelated party. The loan is unsecured, payable by April 2008 and carries an interest rate of 13% per annum. Interest receivable on this loan was $198,383 and $68,191 as of September 30, 2007 and December 31, 2006 respectively.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
In November 2006, the Company entered into an agreement to loan $762,638 to an unrelated party. The loan is unsecured, payable by December 2008 and carries an interest rate of 13% per annum. Interest receivable on this loan is $105,856 and $6,214 as of September 30, 2007 and December 31, 2006 respectively.

Note 8- Intangible Assets

Net intangible assets at September 30, 2007 and December 31, 2006 were as follows:

	2007	2006
Rights to use land	$1,824,350	$1,741,386
Fertilizers proprietary technology rights	1,067,688	1,052,120
		2,793,506
Less Accumulated amortization	(859,827)	(739,160)
	$2,032,211	$2,054,346

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

Amortization expense for the Company’s intangible assets for the nine month periods ended September 30, 2007 and 2006 amounted to $105,455 and $100,550, respectively.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	136,000	$5.39	$50,000
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2007	136,000	$5.39	$0

Following is a summary of the status of options outstanding at September 30, 2007:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$5.00	100,000	1.68	$5.00	100,000	$5.00
$5.80	10,000	2.25	$5.80	10,000	$5.80
$6.72	26,000	3.02	$6.72	26,000	$6.72

Note 10 - Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan. The total expense for the above plan were $0 and $0 for the nine months ended September 30, 2007 and 2006, respectively. The Company has recorded welfare payable of $70,014 and $263,034 at September 30, 2007 and December 31, 2006, respectively, which is included in accrued expenses in the accompanying consolidated balance sheet.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

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

The Company has appropriated $0 and $621,345 as reserve for the statutory surplus reserve and welfare fund for the nine months ended September 30, 2007 and 2006, respectively.

Note 12 - Statutory Reserve

In accordance with the Chinese Company Law, the Company has allocated 10% of its annual net income, amounting $0 and $1,242,693 as statutory reserve for the nine months ended September 30, 2007 and 2006, respectively.

Note 13 - Earnings Per Share

Earnings per share for nine months ended September 30, 2007 and 2006 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended September 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income (loss)	$(2,928,008)			$3,190,045

Weighted shares outstanding		18,310,250			18,176,917

			$(0.16)			$0.18

Diluted earnings per share

Net income (loss)	$(2,928,008)			$3,190,045

Weighted shares outstanding		18,310,250			18,176,917
Effect of dilutive securities
Options		-			75,544
Warrants		-			50,838
		18,310,250			18,303,299

			$(0.16)			$0.17

	Nine Months Ended September 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic earnings per share

Net income (loss)	$(1,822,783)			$11,752,366

Weighted shares outstanding		18,310,250			17,859,878

			$(0.10)			$0.66

Diluted earnings per share

Net income (loss)	$(1,822,783)			$11,752,366

Weighted shares outstanding		18,310,250			17,859,878
Effect of dilutive securities
Options		-			82,476
Warrants		-			60,285
		18,310,250			18,002,639

			$(0.10)			$0.65

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
 Note 14 - Current Vulnerability Due to Certain Concentrations

Three vendors provided 70.3%, 10.5% and 7.5% of the Company’s raw materials for the nine months ended September 30, 2007 and three vendors provided 44.9%, 15.5% and 14.9%, of the Company’s raw materials for the nine months ended September 30, 2006.

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

  Note 15 - Reclassifications

Certain prior period amounts have been reclassified to conform to the nine months ended September 30, 2007 presentation.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

The court has consolidated each of the actions into a single proceeding.  The time for the Company to respond formally to these lawsuits has not come and thus, the Company has not done so.  The complaints do not specify an amount of damages that plaintiffs seek.

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

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement had no material impact on our consolidated financial statements.

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

Results of Operations

Three months ended September 30, 2007 compared to Three months ended September 30, 2006

Revenue. We generated revenues of $2,314,059 for the three months ended September 30, 2007, a decrease of $10,399,158 or 81.8%, compared to $12,713,217 for the three months ended September 30, 2006. The significant decrease in revenue was due to the fact that we had a much smaller customer base in the three months ended September 30, 2007 as compared to September 30, 2006 (as a result of the loss of customers following our delisting from the American Stock Exchange, or Amex), as well as, to a lesser extent, a storm and drought, which affected crop plantings in the three-month period and decreased the use of fertilizers.

Gross Profit. We achieved a gross profit of $1,106,285 for the three months ended September 30, 2007, a decrease of $3,767,581 or 77.3%, compared to $4,873,866 for the three months ended September 30, 2006. The significant decrease in gross profit was due to the significant decrease in revenue, which resulted from decreased sales, and, to a lesser extent, increased commodities prices which increased our costs of revenues. Gross margin (gross profit as a percentage of revenues), increased from 38.3% for the three months ended September 30, 2006, to 47.8% for the three months ended September 30, 2007 primarily due to changes in overall product mix comprising sales.

Operating expenses. We incurred net operating expenses of $3,476,451 for the three months ended September 30, 2007, an increase of $1,763,813 or 103.0% compared to $1,712,638 for the three months ended September 30, 2006. The significant increase is due to a loss of approximately $1,700,000 due to storm damage in August 2007. Excluding the effects of the storm damage, our operating expenses increased slightly, primarily due to increased labor costs.

Aggregated selling expenses accounted for $596,921 of our operating expenses for the three months ended September 30, 2007, an increase of $38,956 or 6.9% compared to $557,965 for the three months ended September 30, 2006. The increase in our aggregated selling expenses is due to increased labor costs, which offset the reduction in transportation costs. Our overall transportation costs decreased as a result of lower sales volume, but were negatively affected by the continued increases in petroleum prices. General and administrative expenses accounted for the remainder of our operating expenses of $2,879,530 for the three months ended September 30, 2007, which increased $1,724,857 or 149.4% compared to $1,154,673 for the three months ended September 30, 2006. The significant increase in general and administrative expenses is due a loss of approximately $1,700,000 due to storm damage in August 2007.

Non Operating Income and Expenses. We had total non-operating expense of $557,842 for the three months ended September 30, 2007 compared to total non-operating income of $28,817 for the three months ended September 30, 2006. Other expense amounted to $639,729 for the three months ended September 30, 2007 compared to $31,771 for three months ended September 30, 2006. The increase is primarily the result of a foreign currency transaction loss. Total non-operating income includes interest income of $83,418 for the three months ended September 30, 2007 compared to only $60,835 for the three months ended September 30, 2006. The increase in interest income in 2007 is due to full-year effects of our increased cash balance resulting from our sale of stock in the first quarter of 2006. Total non-operating income for the three months ended September 30, 2007 also includes interest expense of $1,531 compared to $247 for the three months ended September 30, 2006.

Net Income (loss). For the foregoing reasons, we had a net loss of $2,928,008 for the three months ended September 30, 2007 compared to net income of $3,190,045 for the three months ended September 30, 2006. We had earnings (loss) per share of $(0.16) and $0.18 for the three months ended September 30, 2007 and 2006, respectively.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Revenue. We generated revenues of $10,494,694 for the nine months ended September 30, 2007, a decrease of $29,136,072 or 73.5%, compared to $39,630,766 for the nine months ended September 30, 2006. The significant decrease in revenue was due to the decline in our customer base, which decreased following our delisting from the Amex and, to a lesser extent, the abnormally cold Spring time weather of Shaanxi province as well as a storm and drought in the third quarter of 2007, all of which affected crop plantings and decreased the use of fertilizer.

Gross Profit. We achieved a gross profit of $4,618,129 for the nine months ended September 30, 2007, a decrease of $10,903,912 or 70.2%, compared to $15,522,041 for the nine months ended September 30, 2006. The significant decrease in gross profit was due to the significant decrease in revenue as result of decreased sales, and, to a lesser extent, increased commodities prices which increased our costs of revenues. Gross margin (gross profit as a percentage of revenues), increased, from 39.2% for the nine months ended September 30, 2006, to 44.0% for the nine months ended September 30, 2007 primarily due to changes in overall product mix comprising sales.

Operating expenses. We incurred operating expenses of $6,699,732 for the nine months ended September 30, 2007, an increase of $2,990,489 or 80.6% compared to $3,709,243 for the nine months ended September 30, 2006. The significant increase in our operating expenses is related to legal fees associated with litigation and other matters in connection with the Amex delisting and a loss of approximately $1,700,000 due to storm damage in August 2007.

Aggregated selling expenses accounted for $1,276,208 of our operating expenses for the nine months ended September 30, 2007, a decrease of $427,400 or 25.1% compared to $1,703,608 for the nine months ended September 30, 2006. The decrease in our aggregated selling expenses is primarily due the reduction in transportation costs, which continued to be negatively affected by the continued increases in petroleum prices. The reduction in our transportation costs was partially offset by increased labor costs. General and administrative expenses accounted for the remainder of our operating expenses of $5,423,524 for the nine months ended September 30, 2007, which increased $3,417,889 or 170.4% compared to $2,005,635 for the nine months ended September 30, 2006. The significant increase in our general and administrative expenses is primarily related to legal fees associated with litigation and other matters in connection with the Amex delisting and a loss of approximately $1,700,000 due to storm damage in August 2007.

Non Operating Income and Expenses. We had total non-operating income of $258,820 for the nine months ended September 30, 2007 compared to total non-operating expense of $60,432 for the nine months ended September 30, 2006. We had other expense of $143 for the nine months ended September 30, 2007 compared to other income of $500,604 for nine months ended September 30,2006. In 2006, other income was due to the effects of a foreign currency transaction gain, which we did not have in 2007. Total non-operating income includes interest income of $262,870 for the nine months ended September 30, 2007 compared to only $118,129 of interest income for the nine months ended September 30, 2006. The increase in interest income for the nine months ended September 30, 2007 is due to the full year effects of the increased cash balance that resulted from our sale of stock in the first quarter of 2006. Total non-operating income for the nine months ended September 30, 2007 also includes interest expense of only $3,907 compared to $679,165 for the nine months ended September 30, 2006. The majority of the interest expense in the nine months ended September 30, 2006 relates to the $5 million note issued December 8, 2005, which was repaid during March 2006.

Net Income (Loss). For the foregoing reasons, we had a net loss of $1,822,783 for the nine months ended September 30, 2007, a decrease of $13,575,149 or 115.5% compared to net income of $11,752,366 for the nine months ended September 30, 2006. We had earnings (loss) per share of $(0.10) for the nine months ended September 30, 2007 compared to earnings per share of $0.66 for the nine months ended September 30, 2006.

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

As of September 30, 2007, we had $962,534 of cash and cash equivalents compared to $11,824,327 as of December 31, 2006. The significant decrease in cash is due to a significant decrease in cash provided by our operating activities as a result of an increase cash used to finance our working capital needs and the decrease in our net income.

Cash Flows

We used $7,731,172 of cash to finance our operating activities for the nine months ended September 30, 2007 compared to $4,939,043 of cash for operating activities for the nine months ended September 30, 2006. This significant increase in the use of cash to finance our operating activities is principally due to the significant decrease in net income from operations, which was only partially offset by our decreased working capital needs.

Our investing activities used $3,718,394 of cash for the nine months ended September 30, 2007, compared to $1,911,715 of cash used for investing activities for the nine months ended September 30, 2006. We used cash of $3,582,845 in connection with additions to construction in process.

We did not generate any cash from financing activities for the nine months ended September 30, 2007 compared to $15,769,964 of cash generated from financing activities for the nine months ended September 30, 2006, in connection with the sale of our common stock in the second quarter of 2006.

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

Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our current working capital needs, capital expenditures and other liquidity requirements associated with our operations. However, to the extent our allowance for bad debts in insufficient to cover our actual bad debt experience, our liquidity would be negatively impacted.

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

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The reasons that our Chief Executive Officer and Chief Financial Officer arrived at this conclusion are:

•
Our delisting from the Amex. As described in our current report on Form 8-K dated March 28, 2007 (the “March 2007 Form 8-K”), including the Exhibit thereto, the Amex delivered notice to us confirming that it intended to strike our common stock from the Amex. As described in the March 2007 Form 8-K, the precise basis for the Amex delisting determination called into question certain disclosures (or the failure to make certain disclosures) in the reports that we filed or submitted under the Exchange Act. Although we do not accept any of the determinations or any related factual or legal conclusions of the staff of the Amex regarding our company, our Chief Executive Officer and Chief Financial Officer cannot make a determination at this time that our disclosure controls and procedures were effective as of the end of the period covered by this report.

•
Our inability to timely file this quarterly report on Form 10-Q. Effective disclosure controls and procedures ensure that management receives information as appropriate to allow timely decisions regarding required disclosures. Because of the substantial time and resources that we have devoted to our investigation of the conclusions of the staff of the Amex regarding our company as set out in the March 2007 8-K, information required to be disclosed in this quarterly report on Form 10-Q was not accumulated and communicated to our management as appropriate to allow timely decisions regarding the disclosures required in this quarterly report. For this reason, we were not able to file this quarterly report within the time period prescribed and our management is not able to make a determination at this time that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Bodisen Biotech, Inc.

November 21, 2007	By:	/s/ Bo Chen
Bo Chen Chairman, Chief Executive Officer and President (Principal Executive Officer)

November 21, 2007	By:	/s/ Junyan Tong
JunYan Tong Chief Financial Officer (Principal Financial and Accounting Officer)