Form 10-K
period 2007-12-31
BODISEN BIOTECH, INC
filed 2008-04-15
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-31539

Bodisen Biotech, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0381367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2001, FanMei Building
No. 1 Naguan Zhengjie
Xi’an, Shaanxi 710068
People’s Republic of China
(Address of principal executive offices, including ZIP Code)

+86.29.87895373
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act:    Yes  ☐    No  ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates was $43,941,352 based on the closing price ($2.60) for the registrant’s common stock, on such date.

As of April 14, 2008, the registrant had 18,310,520 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ii

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; government policies in the People’s Republic of China; trends in industry activity generally and litigation concerning the matters surrounding our delisting from the American Stock Exchange, or Amex, as well as litigation concerning our ownership of shares in China Natural Gas. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. Any “forward-looking statements” contained in this report are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update or revise any forward-looking statements other than as required by applicable law or regulations.

iii

PART I

ITEM 1.  BUSINESS

Overview of Business

We are engaged in developing, manufacturing and selling organic fertilizers, liquid fertilizers, pesticides and insecticides in the People’s Republic of China, and have developed a product line of over 60 items. We manufacture our proprietary product lines, which are then marketed and sold to distributors, which distributors in turn sell our products to farmers. In addition to our manufacturing and sales and marketing efforts, we conduct research and development to further improve existing products and to develop new formulae and products.

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

Our over 60 products cover three categories: organic compound fertilizers, liquid fertilizers, and pesticides and insecticides. Organic compound fertilizer products are our leading product category, accounting for approximately 48.6% of our revenue in 2007. Liquid fertilizers accounted for approximately 34.9% of our revenue in 2007. Pesticides and insecticides accounted for approximately 16.5% of our revenue in 2007.

We currently distribute our products solely in the People’s Republic of China, and our products are currently sold within a group of approximately 20 Chinese agricultural provinces and government-controlled cities. Approximately 80% of our sales are attributable to the local Shaanxi province, 8% of sales are attributable to Henan province, and 5% of sales are attributable to Shanxi province. We also sell a smaller percentage of our products to additional provinces and government-controlled cities, including Ningxia province, Guangdong province and Heilongjian province.

History and Company Structure

Bodisen Biotech, Inc. was incorporated on January 14, 2000 in Delaware, and our principal place of business is based in the People’s Republic of China. Our principal executive offices are located at: Room 2001, FanMei Building, No. 1 Naguan Zhengjie, Xi’an, Shaanxi, China, 7100068. Our telephone number is +86.29.87895373. Our current structure is the result of a series of mergers and other combinations, including a reverse triangular merger with our predecessor, Stratabid.com, Inc. A summary of these transactions is provided below.

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

After the merger, we paid a three for one stock dividend and then, by prior agreement, cancelled the shares that were previously returned by our former CEO. After these transactions, the shareholders of Bodisen International held approximately 79% of our outstanding common stock. On March 1, 2004, we changed our name to Bodisen Biotech, Inc.

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

In June 2006, we created another wholly owned subsidiary in Xinjiang, China by the name of Bodisen Agriculture Material Co. Ltd., which had no operations during the years ended December 31, 2006 or 2007.

Industry Background and Markets

The People’s Republic of China is the exclusive market for our organic compound fertilizers, liquid fertilizers, pesticides and insecticides. We sell our products within a group of 20 Chinese agricultural provinces and government-controlled cities. Approximately 80% of our sales are attributable to the local Shaanxi province, 8% of sales are attributable to Henan province, and 5% of sales are attributable to the neighboring Shanxi province. We also sell a smaller percentage of our products to additional provinces and government controlled cities, including Ningxia province, Guangdong province and Heilongjian province.

Although the People’s Republic of China has the world’s largest population of over 1.3 billion people, its arable land on a per capita basis is only 0.09 hectares (Source: 2006 China Statistical Yearbook), or less than one-sixth of that present in the United States (Source: U.S. State Department, www.america.gov). This combination of limited arable land and a large and growing population has created a significant need to increase the amount of crops per hectare in the People’s Republic of China.

Our Business and Products

As noted above in the “Business Overview” section of this report, we manufacture over 60 products, which can be broken down into the following categories:

•	Organic compound fertilizers;
•	Liquid fertilizers; and
•	Pesticides and insecticides.

Organic Compound Fertilizers

Organic compound fertilizers are our leading products, accounting for approximately 48.6% of our revenue in 2007.

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

Liquid Fertilizers

Liquid fertilizer products accounted for approximately 34.9% of our revenue in 2007.

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

Pesticides and Insecticides

Our pesticides and insecticides account for approximately 16.5% of our revenues in 2007.

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

Methods of Distribution

We currently sell each of the products identified above through a network of over 150 regional distributors in the People’s Republic of China. These distributors in turn sell the products to the end-users (typically farmers). Typically, we enter into non-exclusive, short-term written distribution agreements with our distributors. Upon signing a distribution agreement, the distributor will indicate its intent to purchase specified products, and we agree to provide those products upon the distributor’s request. We generally make sales to distributors on a rolling basis. This means that there is a lag between when we deliver our products to our distributors (and recognize revenues for those shipments) and when we receive payment for those products. Typically, accounts are settled anywhere from one to two months and up to seven months after delivery of our products, often in connection with an order for additional product, although we may extend other payment terms to our distributors depending on their ability to pay. We also make advances to suppliers for the purchase of their materials. The products are then sold to farmers and other end-users by the distributor.

Each year we participate in the Yang Ling region’s annual agricultural trade fair and exhibition. Many of our distributors attend this trade fair, and the event accounts for the vast majority of our sales contracts. Sales are then made pursuant to these contracts throughout the year.

We expect to distribute products that are manufactured in our new Xinjiang facility through similar arrangements with distributors; however, we have not yet established relationships with distributors. The construction of our Xinjiang facility is underway and we expect to begin initial production at the new facility during 2008.

Raw Materials

Production of organic fertilizer products, pesticides and insecticides requires a variety of raw materials, and Shaanxi Province provides numerous suppliers of such materials. We currently maintain short-term (typically one-year) supply contracts with 11 material suppliers, 7 of whom are considered “key” suppliers. This is a decrease from 19 relationships we maintained in the past. We have terminated some of our prior relationships based on problems with the quality of materials and supplier inability to satisfy contract requirements. During 2007, we did not experience any significant delays in receiving raw materials from our suppliers, while in 2006 we had some minor issues related to road construction in front of one of our facilities.

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

Intellectual property

We rely on trade secret protection for our proprietary technology and formulae. We currently do not own any patents and have not applied for any patents on our proprietary technology and formulae. A patent application requires a detailed description of our technology and formulae, which would then be made available to the general public. We believe that a patent application and disclosure would be detrimental to our business, as it would reveal features unique to our products. Most of our intellectual property was developed in-house or with various universities and research laboratories (which may not be owned by our company). For information regarding the potential consequences of our intellectual property strategy, please see the paragraph of Item 1A, “Risk Factors,” titled “We may not be able to adequately protect and maintain our intellectual property.”

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

Our primary tasks with respect to sales goals are to strengthen our home market in the Shaanxi province and to expand the market outside the Shaanxi province into new districts where our products are not well established.

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

One customer accounted for 11.2% of our revenues as of December 31, 2007. We do not believe that our business would be materially harmed by the loss of this customer or any of our other current customers.

In November 2006 we entered into contracts providing for approximately $43.8 million worth of sales for 2007. As of December 31, 2007, we had received approximately $12.1 million in net revenues in connection with these and other sales contracts.

Following the November 2007 agricultural trade fair and exhibition in Yang Ling, we have received approximately $9.4 million in commitments for 2008.

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

Research and Development

In 2007, we budgeted to spend approximately $650,000 for research and development and in 2007, we focused our research and development efforts on our liquid fertilizer product line. In 2006, we budgeted to spend $130,000 on research and development, the majority of which was to be dedicated to existing research programs. Our actual research and development costs amounted to approximately $3,700, largely because two of our planned research and development projects for 2006 were stopped before their completion.

In 2008, we have budgeted approximately $710,000 for research and development, which we also plan to use to our liquid fertilizer product line.

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

While we are subject to relevant environmental laws and regulations that require outlay of capital and the obtaining of relevant permits, we do not anticipate any extraordinary capital expenditures in 2008 for such purposes. We did not make any extraordinary capital expenditures in 2007 related to compliance with environmental laws and regulations, including expenditures necessary to obtain relevant permits.

Our new Mancozeb product is awaiting government approval. Prior to the launch of our Mancozeb product, the Chinese government pesticide office instituted a review of all pesticide production companies. As a result, we suspended the installation of our Mancozeb facility pending completion of this government review. Although we continue to work with the government and local authorities to advance the approval process, we have not yet received such approval and do not know when such approval will be received, if at all. Once the government has completed its review and subject to receipt of approval, we expect to continue the installation and launch of the Mancozeb facility.

Except for approvals that have already been obtained, our anticipated new facility in Xinjiang will not require any additional permits or authorizations.

Employees

As of December 31, 2007, we had a total of 283 employees. Of these employees, approximately 23 were executive and senior managers, 80 were business and accounting staff, 14 were warehouse and purchasing staff, and 20 were drivers or secretaries. The balance consists of production workers. We have not experienced any work stoppages and we consider relations with our employees to be good. We are not a party to any collective bargaining agreements.

Executive Officers of the Registrant

Certain information regarding our current executive officers is provided below:

Name	Age	Position
Bo Chen	50	President, Chief Executive Officer and Chairman of the Board
Chunsheng Wang	44	Chief Operating Officer
Junyan Tong	36	Chief Financial Officer

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

We are, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. In late 2006, various shareholders of our company filed eight purported class actions in the U.S. District Court for the Southern District of New York against our company and certain of our officers and directors (among others), asserting claims under the federal securities laws. In addition, we are currently in litigation regarding our ownership of shares of China Natural Gas, which was our single largest asset based on market value of such shares at December 31, 2007. For more information relating to these matters, see Item 3 “Legal Proceedings.” Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant reputational harm, which in turn could seriously harm our business prospects and our ability to continue as a going concern.

We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls attested to by our independent auditors.

We are (and were required last year) to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K. Although beginning this year, because we are now a smaller reporting issuer, our independent registered public accounting firm is not required to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting as well as the operating effectiveness of such internal controls for this year, such attestation of our independent registered public accounting firm was required in our annual report for the year ended December 2006, when we were considered to be an accelerated filer. For the reasons described under Item 9A in this annual report, we have not yet completed our evaluation of our internal control over financial reporting and can provide no assurance that we will receive a positive attestation from our independent auditors on such evaluation when completed. While we have no reason to believe that our reported financial results and other information included in this annual report are inaccurate or incomplete in any material respect, we may nevertheless identify significant deficiencies or material weaknesses in our internal control over financial reporting in connection with the completion of our report. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, it could have a material adverse effect on our business, financial condition and results of operations.

We may require additional financing in the future and a failure to obtain such required financing could inhibit our ability to grow.

As of December 31, 2007, we had $617,406 of cash and cash equivalents. Although we expect that our cash and cash flow from operations will be sufficient to meet our anticipated needs for the next twelve months, if we decide to expand our business more broadly than currently estimated, or if our business grows more rapidly than we expect, we may need to raise additional financing in the future. Our ability to obtain additional funding would be subject to a number of factors, including market conditions, operational performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive, or unavailable, to us. If we are not able to obtain additional financing in the future, we will not be able to grow our business, which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

For the year ended December 31, 2007, three vendors provided 46.7%, 15.2% and 13.8% of our raw materials (compared to three vendors providing 47.5%, 17.7% and 12.5% of our raw materials in 2006). Although we have written agreements with these suppliers, we cannot guarantee that they will comply with the terms of our agreements, or that they will be able to deliver sufficient quantities of these raw materials in order for us to meet the increasing demand for our products. If we are not able to manufacture our products because of issues in the supply of necessary raw materials, it could have a material adverse effect on our business, financial condition and results of operations.

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

The raw materials that we use in the manufacture of our products are subject to fluctuation due to market prices. Although we were able to use the proceeds from the issue of a short-term debenture in December 2005 to lock-in raw materials prices for 2006, and we prepaid for raw materials to secure pricing in the first half of 2007, we were not able to lock-in raw materials prices for the second half of 2007, nor may we be able to do so in the future. If raw materials prices significantly increase and we are unable to pass along these costs to our customers, our operating expenses will increase and our results of operations could be negatively affected.

We sell many of our products on credit, which exposes us to risk of payment defaults. We also make interest-free and unsecured advances to suppliers for the purchase of materials, which exposes us to risk of default.

As is typical in the People’s Republic of China, we generally sell our products to distributors on a rolling basis. This means that there is a lag between when we deliver our products to our distributors (and recognize revenues for those shipments) and when we receive payment for those products. Typically, accounts are settled anywhere from one to two months and up to seven months after delivery of our products, although we may extend other payment terms to our distributors depending on their ability to pay. Often times, if a customer does not order additional products for delivery, we do not have significant leverage to ensure prompt payment of outstanding accounts. In addition to accounts receivables from customers, we also make advances to suppliers for the purchase of their materials. These activities expose us to risk of default. A farmer’s inability to sell his agricultural goods, or grow crops due to inclement weather, could hinder his ability to timely pay his credit obligations to our distributors, which affects their ability to make payment to us. Notably, in 2007, many of our customers did not make payments to our company for products delivered and we no longer believe that we will be able to collect such payments. Further, we have no guarantee that our suppliers will meet their delivery obligations to our company in order for us to produce our goods in a timely fashion. As of December 31, 2007, we had accounts receivable, net of allowance for doubtful accounts, of $618,052 compared to $18,875,368 in 2006, advances to suppliers of $9,741,090 compared to $12,552,139 in 2006, and we had allowances for doubtful accounts of $23,777,908 compared to $659,653 in 2006. If an unexpected number of our suppliers and creditors continue to default in their obligations to us, it could have a material adverse effect on our liquidity.

Adverse weather conditions could reduce demand for our products, which could have a negative effect on our revenues.

Demand for our products fluctuates significantly with weather conditions, which may delay the use of our products on crops or render them unnecessary at all. In addition, demand for our products is also affected by natural disasters such as floods, drought, hail, tornadoes and earthquakes. If demand for our products declines, this would have a negative effect on our revenues. In addition, in the event that crop yields are reduced for any reason, including natural disasters, farmers may default on their payments to our distributors, who, in turn, could default on their payments to our company. Further, we have no guarantee that our suppliers will meet their delivery obligations to our company in order for us to produce our goods in a timely fashion. In 2007, for example, there was unseasonably cold Spring weather in Shaanxi, which was followed by a flood and drought in the third quarter of 2007. These events affected crop plantings and the use of fertilizers, which had a material adverse effect on our 2007 revenues. Further, many of our customers did not make payments to our company in 2007 for products delivered and we had allowances for doubtful accounts of $23,777,908 at December 31, 2007 compared to $659,653 in 2006. Continued defaults could have a negative effect on our cash flows and results of operations.

Our success depends upon the development of the People’s Republic of China’s agricultural industry.

The People’s Republic of China is currently the world’s most populous country and one of the largest producers and consumers of agricultural products. Over 40% of the People’s Republic of China’s labor force is engaged in agriculture, even though only about 14% of the land is suitable for cultivation. (Source: CIA Factbook) Although the People’s Republic of China hopes to further increase agricultural production, incomes for Chinese farmers are stagnating. Despite the Chinese government’s continued emphasis on agricultural self-sufficiency, inadequate port facilities and a lack of warehousing and cold storage facilities impedes the domestic agricultural trade. If the Chinese agricultural market does not develop, or develops slower than we expect, it could have an adverse effect on our business, financial condition and results of operations.

Our operating subsidiary may be restricted from making distributions to our company.

We are a legal entity separate and distinct from Yang Ling, which is our indirect wholly-owned operating subsidiary. Aside from our financing activities, the receipt of dividends from Yang Ling is currently our only other source of cash to pay shareholder dividends and to meet our other obligations. Yang Ling is subject to Chinese regulations that currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. These accounting standards and regulations also require Yang Ling to set aside a portion of its after tax profits to fund certain reserve funds. See Note 15 to our consolidated financial statements included in this annual report for more information about these regulations. Although it has been able to do so, to date Yang Ling has not paid us any dividends. In the future, if Yang Ling does not accumulate sufficient profits under Chinese accounting standards and regulations after funding the required reserves, it will not be able to pay us any dividends, and consequently, we may be unable to pay any dividends to our stockholders.

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

The manufacture and sale of our agricultural products in the People’s Republic of China is regulated by the People’s Republic of China and the Shaanxi Provincial Government. The legal and regulatory regime governing our industry is evolving, and we may become subject to different, including more stringent, requirements than those currently applicable to our company. Because we must obtain permits and other regulatory approvals for the manufacture of our products. we may be vulnerable to local and national government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us, or implement new or more stringent requirements, which may require us to suspend or delay production of our products. For example, we are still delaying the launch of our Mancozeb product line because the Chinese government pesticide office instituted a review of all pesticide production companies. Although our licenses and regulatory filings are current, we have had to suspend the installation of our Mancozeb facility pending the completion of the government review. If we are unable to manufacture and distribute our products, even temporarily, it could have a material adverse effect on our business, financial condition and results of operations.

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

Because we report our financial statements in U.S. dollars but generate virtually all of our revenues and expenses in Renminbi, we are exposed to translation risk resulting from fluctuations between the value of the U.S. dollar and the value of the Renminbi. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China, which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of December 31, 2007, the exchange rate between the Renminbi and the U.S. dollar was 7.17 Renminbi to every one U.S. dollar.

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

Because most of our directors and all of our officers reside outside of the United States and virtually all of our assets are located in the People’s Republic of China, you may have difficulty enforcing certain rights.

Any parties who file litigation against our officers and directors may have difficulty serving their lawsuit and acquiring personal jurisdiction because all of our executive officers and most of our directors reside in the People’s Republic of China. For the same reason, it may be difficult for parties who file litigation against those of our officers and directors who reside in the People’s Republic of China to enforce judgments that a jurisdiction other than the People’s Republic of China enters against them. In addition, because virtually all of our assets are located in the People’s Republic of China, it may be difficult to access those assets to satisfy any monetary judgment that a jurisdiction other than the People’s Republic of China enters against us.

Risks Related to Our Common Stock

Our common stock is no longer listed on the American Stock Exchange, or Amex, and is currently quoted only on the Pink Sheets in the United States, which may have an unfavorable impact on our stock price and liquidity.

On November 6, 2006, we received notice of deficiency from the Amex that we were not in compliance with certain continued listing standards and on March 22, 2007, we received notice from Amex of its intent to delist our shares of common stock. We decided not to appeal Amex’s decision and our common stock is currently quoted in the United States on the Pink Sheets under the symbol “BBCZ.” See Item 5 of this annual report for more information regarding the market for shares of our common stock. The Pink Sheets are a significantly more limited market than the Amex and the quotation of our shares on the Pink Sheets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock in the United States. This could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

SEC regulations generally define “penny stocks” as equity securities that have a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of April 14, 2008, the closing bid price for our common stock was $0.79 per share. Although we currently meet the net worth exemption from the “penny stock” definition, no assurance can be given that such exemption will be maintained. If we lose the exemption, our common stock may become subject to Rule 15g-9 under the Exchange Act, which regulations are commonly referred to as the “Penny Stock Rules.” The Penny Stock Rules impose additional sales practice requirements on broker-dealers prior to selling penny stocks, which may make it burdensome to conduct transactions in our shares. If our shares become subject to the Penny Stock Rules, it may be difficult to sell shares of our stock, and because it may be difficult to find quotations for shares of our stock, it may be impossible to accurately price an investment in our shares. There can be no assurance that our common stock will continue to qualify for an exemption from the Penny Stock Rules. In any event, even if our common stock continues to remain exempt from the Penny Stock Rules, we remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal executive offices are located in leased office space located at Room 2001, FanMei Building No. 1 Naguan Zhengjie, Xian, Shaanxi province, People’s Republic of China, 710068, and the telephone number is +86.29.87895373. The office space is approximately 328 square meters in area.

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

In connection with an agreement with the city government of A La Er, China (which is located in the Uygur autonomous region of Xinjiang, China), we agreed to invest in the construction of a manufacturing facility that will be able to produce up to 200,000 metric tons of fertilizer and pesticide products. This facility will be located in Xinjiang, China and is projected to be approximately 120 acres (80,000 square meters). We believe that, with the strong government support that we are receiving and the regional market demand for fertilizer and pesticide products, Xinjiang represents a significant long-term growth opportunity for Bodisen. We began construction of the facility in April 2006 and originally believed construction would be completed in November 2006. However, there have been a series of delays, including delays caused by local weather conditions (an early winter, late spring and frequent sandstorms). Although we now expect to begin initial production at the new facility during 2008, we cannot however, guarantee that production at this facility will begin in 2008. To date, we have spent approximately $11.8 million on this facility and expect that completion could cost another approximately $3.0 million. Although we believe we will have sufficient funds to complete the facility, in the event we do not have sufficient funds, we will be required to obtain them from additional sources and there is no guarantee that we will succeed in doing so.

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

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than the matters described below, we are currently not aware of any such legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse affect on our business, financial condition, results of operations or liquidity.

In late 2006, various shareholders of the Company filed eight purported class actions in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors (among others), asserting claims under the federal securities laws. The complaints contain allegations about the Company’s prior financial disclosures and its internal controls and a prior, now-terminated relationship with a financial advisor. The complaints do not specify an amount of damages that plaintiffs seek.

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

The court has consolidated each of the actions into a single proceeding. All the defendants, including the Company, have filed motions to dismiss the actions. The parties are currently in the process of briefing the dismissal issues. No hearing is set on these motions.

Because these consolidated matters are in early stages, we cannot comment on whether an adverse outcome is probable or otherwise. While we believe the Company has meritorious defenses to each of these actions and intends to defend them vigorously, an adverse outcome in the consolidated actions could have a material adverse effect on its business, financial condition, results of operations or liquidity.

In 2007, Ji Xiang a shareholder of China Natural Gas (and son of its Chairman and CEO) instituted litigation in the Chinese court system in Shaanxi province challenging the validity of our ownership of 2,063,768 shares of China Natural Gas common stock. We obtained these shares in September 2005 in a share transfer agreement and asserts that we have fully performed our obligations under the agreement and are entitled to own the shares. The parties in the Chinese litigation have submitted their evidence and now await a decision from the Chinese court. Also, in January 2008, the same shareholder instituted litigation against Yangling Bodisen Biotech Development Co. Ltd. and Interwest Transfer Co. (China Natural Gas’s transfer agent) in a Utah state court seeking to prevent us from selling our shares in China Natural Gas. Plaintiff obtained an ex parte order from the Utah court, without providing us an opportunity to be heard, temporarily preventing us from selling the China Natural Gas shares. A further hearing is scheduled in April to review this order. We intend to vigorously and thoroughly defend the Company against this claim. While we believe we will prevail in these litigation matters and establish our right of ownership to the China Natural Gas shares, an adverse outcome could have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since April 2, 2007, our common stock has been traded on the Pink Sheets under the symbol “BBCZ.” Prior to April 2, 2007, our common stock was traded on the American Stock Exchange under the symbol “BBC.” Prior to August 29, 2005, our common stock traded on the Over-the-Counter Bulletin Board under the symbol “BBOI.” In addition, since February 6, 2006, our common stock has been traded on AIM, a market operated by the London Stock Exchange plc, under the symbol “BODI.”

The following table sets forth the high and low bid prices of our common stock for the periods indicated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2007
	High	Low
1st Quarter	$5.40	$3.31
2nd Quarter	3.43	1.75
3rd Quarter	2.75	0.87
4th Quarter	2.92	0.64

	2006
	High	Low
1st Quarter	$21.97	$13.14
2nd Quarter	18.05	8.11
3rd Quarter	14.65	8.59
4th Quarter	10.84	3.93

As of April 14, 2008, there were approximately 519 holders of record of our common stock.

Of the approximately 519 holders of record, 28 holders of record currently hold shares of our common stock on behalf of additional persons residing in the People’s Republic of China. Some or all of the 19 stockholders of Bodisen International (which, prior to the “reverse merger,” was the parent of Yang Ling, our principal operating subsidiary) who received stock in the “reverse merger” held at least a portion of such shares on behalf of additional persons residing in the People’s Republic of China. Prior to the reverse merger that resulted in our current corporate structure, various individuals provided investment capital to Yang Ling. After the reverse merger, we issued share certificates for our common stock to reflect the value of the earlier investments. Pursuant to an arrangement with the initial investors, we issued share certificates to certain individuals other than the initial investors (including Qiong Wang, a Director, and Bo Chen, our Chairman, CEO and President), who held title to those shares as nominee for the benefit of those investors. Following our reverse merger and our payment of a three for one stock dividend, Ms. Wang held legal title to a total of 3,748,780 shares, of which she held 3,028,780 as nominee for the benefit of the initial investors and 720,000 for her own benefit, and Mr. Chen held legal title to 3,584,096 shares, of which he held 2,894,096 as nominee for the benefit of the initial investors and 690,000 for his own benefit. Thus, Ms. Wang and Mr. Chen held 5,922,876 shares beneficially for others, apart from the shares they held for themselves.

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

•
allocations of 5-10% of income after tax, as determined under the People’s Republic of China’s accounting rules and regulations, to a company’s “statutory common welfare fund,” which is established for the purpose of providing employee facilities and other collective benefits to a company’s employees; and

•	allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

Accordingly, we established a reserve for the annual contribution of 10% of net income to the welfare fund, and the amount included in the statutory reserve for the years ended December 31, 2007 and 2006 amounted to $0 and $1,947,557, respectively.

Recent Issuances of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Intentionally Omitted.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our selected consolidated financial and operating data and the accompanying consolidated financial statements and related notes thereto included elsewhere in this annual report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in “Risk Factors” and “Note Regarding Forward Looking Statements.”

Virtually all of our revenues and expenses are denominated in Renminbi ("RMB"), the currency of the People's Republic of China. Because we report our financial statements in U.S. dollars, we are exposed to translation risk resulting from fluctuations of exchange rates between the RMB and the U.S. dollar. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A devaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. See “Risk Factors.” We do not engage in currency hedging and to date, inflation has not had a material impact on our business.

Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2007 and 2006 and for the two-year period ended December 31, 2007.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. We do not expect the adoption of SFAS 141 to have a significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin, or ARB, No. 51.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  SFAS No. 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

For information regarding these and other recent accounting pronouncements and their expected impact on our future financial condition or results of operations, see Note 2 to our consolidated financial statements.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

Revenue. We generated revenues of $12,108,579 for the year ended December 31, 2007, a decrease of $31,518,405 or 72.2%, compared to $43,626,984 for the year ended December 31, 2006. The significant decrease in revenue was due to the continued decline in our customer base, which decreased following our delisting from the Amex and, to a lesser extent, the abnormally cold Spring time weather of Shaanxi province as well as a storm and drought in the third quarter of 2007, all of which affected crop plantings and decreased the use of fertilizer.

Gross Profit. We achieved a gross profit of $5,346,209 for the year ended December 31, 2007, a decrease of $11,737,612 or 68.7%, compared to $17,083,821 for the year ended December 31, 2006. The significant decrease in gross profit was due to the significant decrease in revenue as result of decreased sales, and, to a lesser extent, increased commodities prices, which increased our costs of revenues. Gross margin (gross profit as a percentage of revenues), increased, from 39.2% for the year ended December 31, 2006, to 44.2% for the year ended December 31, 2007 primarily due to changes in overall product mix comprising sales.

Operating expenses. We incurred operating expenses of $29,137,160 for the year ended December 31, 2007, an increase of $27,384,254 or 776.8% compared to $3,525,450 for the year ended December 31, 2006. The significant increase in our operating expenses is primarily related to an increase in our allowance for doubtful accounts of approximately $23,800,000, and to a lesser extent, legal fees associated with litigation and other matters in connection with the Amex delisting and a loss of approximately $1,700,000 due to storm damage in August 2007.

Aggregated selling expenses accounted for $1,772,554 of our operating expenses for the year ended December 31, 2007, a decrease of $199,532 or 10.1% compared to $1,972,076 for the year ended December 31, 2006. The decrease in our aggregated selling expenses is primarily due the reduction in transportation costs, which costs primarily decreased due to our lower sales volume although they continued to be negatively affected by the continued increases in petroleum prices. The reduction in our transportation costs was partially offset by increased labor costs. General and administrative expenses accounted for the remainder of our operating expenses of $29,137,160 for the year ended December 31, 2007, which increased $27,583,786 or 1,775.7% compared to $1,553,374 for the year ended December 31, 2006. The significant increase in our general and administrative expenses is primarily related to an increase in our allowance for doubtful accounts of approximately $23,800,000, legal fees associated with litigation and other matters in connection with the Amex delisting and a loss of approximately $1,700,000 due to storm damage in August 2007.

Non Operating Income and Expenses. We had total non-operating income of $274,276 for the year ended December 31, 2007 compared to total non-operating income of $172,456 for the year ended December 31, 2006. We had other expense of $69,519 for the year ended December 31, 2007 compared to other income of $612,584 for the year ended December 31, 2006. In 2006, other income was due to the effects of a foreign currency transaction gain, which we did not have in 2007. Total non-operating income includes interest income of $348,113 for the year ended December 31, 2007 compared to only $240,527 of interest income for the year ended December 31, 2006. The increase in interest income for the year ended December 31, 2007 is due to the full year effects of the increased cash balance that resulted from our sale of stock in the first quarter of 2006. Total non-operating income for the year ended December 31, 2007 also includes interest expense of only $4,318 compared to $680,655 for the year ended December 31, 2006. The majority of the interest expense for the year ended December 31, 2006 relates to the $5 million note issued December 8, 2005, which was repaid during March 2006.

Net Income (Loss). For the foregoing reasons, we had a net loss of $25,327,392 for the year ended December 31, 2007, a decrease of $39,058,219 or 284.5% compared to net income of $13,730,827 for the year ended December 31, 2006. We had earnings (loss) per share of $(1.38) for the year ended December 31, 2007 compared to earnings per share of $0.76 for the year ended December 31, 2006.

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

As of December 31, 2007, we had $617,406 of cash and cash equivalents compared to $11,824,327 as of December 31, 2006. The significant decrease in cash is due to a significant decrease in cash provided by our operating activities as a result of an increase cash used to finance our working capital needs and the decrease in our net income.

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

Cash Flows

We used $7,932,725 of cash in our operating activities for the year ended December 31, 2007 compared to $5,920,097 in 2006. This significant increase in the use of cash to finance our operating activities is principally due to the significant decrease in net income from operations, which was only partially offset by our decreased working capital needs.

We used $3,743,357 of cash for investing activities for the year ended December 31, 2007, compared to $5,629,351 in 2006. We used cash of $3,648,750 in connection with additions to construction in process for the year ended December 31, 2007 compared to $1,696,321 in 2006. In 2006 our other investing activities consisted primarily of our land-lease arrangement as well as the investment in two local Chinese companies.

We had no cash provided by financing activities for the year ended December 31, 2007. We generated $16,769,964 of cash from our financing activities for the year ended December 31, 2006 due to the capital raised from the sale of our common stock in the first quarter of 2006.

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

For additional information relating to our financing activities, see Notes 9 and 10 and to our annual consolidated financial statements included in this Form 10-K.

Loan Receivables

In August 2006, we made an unsecured loan of $1,306,745 to one of our suppliers. Because we will receive interest payments (at a rate of 13% per annum) on this amount from the supplier, we account for this as a loan rather than an advance to a supplier. This loan is to be repaid by August 2008. In November 2006, we made an unsecured $814,096 advance payment to a company for the installation of a facility to house a new compound fertilizer production line in a new building.  The installation of that facility occurred in November 2007. We accounted for this as a loan under applicable accounting rules because the advance payment bears interest at rate of 13% per annum and is to be repaid by November 2008. For more information relating to these loan receivables, see Note 2 to our annual consolidated financial statements included in this Form 10-K.

Contractual Commitments

In August 2006, we entered into a 30-year land-lease arrangement with the government of the People’s Republic of China, under which we pre-paid $2,529,818 upon execution of the contract of lease expense for the next 15 years. We agreed to make a prepayment for the next eight years in November 2021, and will make a final pre-payment in November 2029 for the remaining seven years. The annual lease expense amounts to approximately $169,580. For further information regarding this arrangement, see Note 7 to our annual consolidated financial statements included in this Form 10-K. Our land-lease arrangement is currently our only material on- and off-balance sheet expected or contractually committed future obligation.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements except for the remaining pre-payments under the land-lease arrangement described above and in Note 7 to our annual consolidated financial statements included this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally Omitted

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bodisen Biotech, Inc. and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Contents

Page

Report of Independent Registered Public Accounting Firm

Report on 2007 consolidated financial statements	F-1

Report on 2006 consolidated financial statements	F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2007 and 2006	F-4

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule:

Schedule I – Condensed financial information or Registrant - Parent only schedule Under Rule 5-04/4-08(e)(3) for the years ended December 31, 2007 and 2006	F-28

Report of Independent Registered Public Accounting Firm

MORGENSTERN, SVOBODA, & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@GMAIL.COM

Board of Directors and Stockholders of
Bodisen Biotech, Inc.

We have audited the accompanying consolidated balance sheets of Bodisen Biotech, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2007, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2007 and the financial statement schedule for the year ended December 31, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bodisen Biotech, Inc. and subsidiaries as of December 31, 2007, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed in Note 19, there are certain law suits filed by investors against the Company and the Company is subject to potential claims.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's responses in regard to these matters are also described in Note19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
March 14, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Bodisen Biotech, Inc.

We have audited the accompanying consolidated balance sheets of Bodisen Biotech, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2006, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2006 and the financial statement schedule for the year ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bodisen Biotech, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed in Note 19, there are certain law suits filed by investors against the Company and the Company is subject to potential claims from certain investors who have a right to receive the Company's shares.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's responses in regard to these matters are also described in Note 11 and Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 26, 2007

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	December 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$617,406	$11,824,327
Accounts receivable, net of allowance for doubtful accounts of $25,447,689 and $659,653	618,052	18,875,368
Other receivable	2,292,763	888,230
Inventory	1,179,448	1,794,585
Advances to suppliers	9,741,090	12,662,139
Prepaid expense and other current assets	5,066,015	195,821

Total current assets	19,514,774	46,240,470

PROPERTY AND EQUIPMENT, net	5,306,254	5,195,283

CONSTRUCTION IN PROGRESS	7,722,756	3,669,807

MARKETABLE SECURITY	14,239,999	6,500,869

INTANGIBLE ASSETS, net	2,050,652	2,054,346

OTHER ASSETS	3,720,785	3,553,433

LOAN RECEIVABLE	2,439,275	1,982,410

TOTAL ASSETS	$54,994,495	$69,196,618

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,186,768	$1,022,352
Accrued expenses	219,936	347,948

Total current liabilities	1,406,704	1,370,300

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 18,310,250 and 18,310,250	1,831	1,831
Additional paid-in capital	33,860,062	33,860,062
Other comprehensive income	16,520,775	5,431,910
Statutory reserve	4,314,488	4,314,488
Retained earnings (accumulated deficit)	(1,109,365)	24,218,027
Total stockholders' equity	53,587,791	67,826,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,994,495	$69,196,618

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Years Ended December 31,
	2007	2006

Net Revenue	$12,108,579	$43,626,984

Cost of Revenue	6,762,370	26,543,163

Gross profit	5,346,209	17,083,821

Operating expenses
Selling expenses	1,772,544	1,972,076
General and administrative expenses	29,137,160	1,553,374
Total operating expenses	30,909,704	3,525,450

Income (loss) from operations	(25,563,495)	13,558,371

Non-operating income (expense):
Other income (expense)	(69,519)	612,584
Interest income	348,113	240,527
Interest expense	(4,318)	(680,655)

Total non-operating income (expense)	274,276	172,456

Loss before provision for income taxes	(25,289,219)	13,730,827

Provision for income taxes	38,173	-

Net income (loss)	(25,327,392)	13,730,827

Other comprehensive income
Foreign currency translation gain (loss)	3,349,735	1,210,466
Unrealized gain (loss) on marketable equity security	7,739,130	(309,565)

Comprehensive Income (loss)	$(14,238,527)	$14,631,728

Weighted average shares outstanding :
Basic	18,310,250	17,966,090
Diluted	18,310,250	18,072,433

Earnings per share:
Basic	$(1.38)	$0.76
Diluted	$(1.38)	$0.76

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

						Retained
				Other		Earnings/	Total
	Common Stock		Additional Paid	Comprehensive	Statutory	(Accumulated	Stockholders'
	Shares	Amount	in Capital	Income	Reserve	Deficit)	Equity

Balance, December 31, 2005	16,120,902	$1,613	$12,082,793	$4,531,009	$2,366,931	$12,434,757	$31,417,103

Sale of common stock for cash, net of offering costs of $6,132,708	2,024,015	202	20,549,602				20,549,804

Exercise of warrants for cash	165,333	16	1,220,144				1,220,160

Value of vested options issued directors			7,523				7,523

Change in foreign currency translation gain				1,210,466			1,210,466

Change in unrealized gain on marketable equity security				(309,565)			(309,565)

Net income for the year ended December 31, 2006						13,730,827	13,730,827

Transfer to statutory reserve					1,947,557	(1,947,557)	-

Balance, December 31, 2006	18,310,250	1,831	33,860,062	5,431,910	4,314,488	24,218,027	67,826,318

Change in foreign currency translation gain				3,349,735			3,349,735

Change in unrealized gain on marketable equity security				7,739,130			7,739,130

Net loss						(25,327,392)	(25,327,392)

Transfer to statutory reserve					-	-	-

Balance, December 31, 2007	18,310,250	$1,831	$33,860,062	$16,520,775	$4,314,488	$(1,109,365)	$53,587,791

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Years Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,327,392)	$13,730,827
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	478,027	455,318
Common stock issued for interest expense
Amortization of debt discounts	-	603,886
Exchange gain (loss)	-	(451,867)
Value of vested option issued to directors		7,523
Allowance for bad debts	23,777,908	-
(Increase) / decrease in assets:
Accounts receivable	(4,965,277)	(10,906,475)
Other receivable & Loan Receivable	(1,596,224)	(1,759,543)
Inventory	711,601	(562,179)
Deposits	(100,501)	-
Advances to suppliers	3,656,973	(7,775,011)
Prepaid expense	(4,566,786)	(133,967)
Other assets		3,482
Increase / (decrease) in current liabilities:
Accounts payable	144,607	959,335
Other payable	(145,661)	(15,168)
Accrued expenses	-	(76,258)

Net cash provided by (used in) operating activities	(7,932,725)	(5,920,097)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on loan receivable
Acquisition of property and equipment	(94,607)	(451,358)
Additions to construction in progress	(3,648,750)	(1,696,321)
Investments		-
Purchase of marketable security
Payments for other assets
Acquistion of other assets	-	(3,481,672)

Net cash used in investing activities	(3,743,357)	(5,629,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable	-	(5,000,000)
Loans made to officers	-	-
Repayments of loans to officers	-	-
Proceeds from issuance of convertible note	-	-
Proceeds from issuance of note payable	-	-
Proceeds from issuance of common stock	-	26,682,511
Payment of offering costs	-	(6,132,707)
Proceeds from the exercise of warrants	-	1,220,160

Net cash provided by financing activities	-	16,769,964

Effect of exchange rate changes on cash and cash equivalents	469,161	326,914

NET INCREASE /(DECREASE) IN CASH & CASH EQUIVALENTS	(11,206,921)	5,547,430

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	11,824,327	6,276,897

CASH & CASH EQUIVALENTS, END OF YEAR	$617,406	$11,824,327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$112,500
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

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

In June 2006, BBST created another wholly owned subsidiary in the Uygur autonomous region of Xinjiang, China by the name of Bodisen Agriculture Material Co. Ltd. (“Material”). Material had no operations during the year ended December 31, 2006.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign Currency Translation

As of December 31, 2007 and 2006, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholder's equity is translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income.”

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed in Note 19, there are certain law suits filed by investors against the Company and the Company is subject to potential claims from certain investors who have a right to receive the Company’s shares.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's responses in regard to these matters are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

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

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $25,447,689 and $659,653 at December 31, 2007 and 2006, respectively.

Advances to Suppliers

The Company makes advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $9,741,090 and $12,662,139 at December 31, 2007 and 2006, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

Loan Receivable

In August 2006, the Company entered into an agreement to loan $1,306,745 to an unrelated party. The loan is unsecured, payable by August 2008 and carries an interest rate of 13% per annum. Interest receivable on this loan was $192,472 and $68,191 at December 31, 2007 and 2006, respectively.

In November 2006, the Company entered into an agreement to loan $814,096 to an unrelated party. The loan is unsecured, payable by November 2008 and carries an interest rate of 13% per annum. Interest receivable on this loan was $125,962 and $6,214, at December 31, 2007 and 2006, respectively.

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

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

At December 31, 2007 and 2006, the following are the details of the property and equipment:

	2007	2006

Operating equipment	$1,025,862	$946,252
Vehicles	722,360	597,239
Office equipment	81,671	74,944
Buildings	4,735,665	4,426,559
	6,565,558	6,044,994
Less accumulated depreciation	(1,259,304)	(849,711)
	$5,306,254	$5,195,283

Depreciation expense for the years ended December 31, 2007 and 2006 was $336,610 and $307,310, respectively.

On December 31, 2007 and 2006, the Company has “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $7,722,756 and $3,669,807, respectively.

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

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007 there were no significant impairments of its long-lived assets.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

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

The Company’s revenue is earned in three product lines, which are as follows:

	For the Years End December 31,
	2007	2006
Compound fertilizer	$5,882,663	$27,380,650

Liquid fertilizer	4,225,933	7,465,830

Pesticide	1,999,983	8,780,504

	$12,108,579	$43,626,984

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2007 and 2006 were insignificant.

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $7,523 in share-based compensation expense for the year ended December 31, 2006. There were no new employee options granted during the year ended December 31, 2006; however, the expense recognized of $7,523 relates to the vesting of options issued to employees prior to January 1, 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The pro forma expense to recognize during the year ended December 31, 2005 is presented in Note 12.

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

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

According to the Provisional Regulations of the People’s Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company had been approved by the local tax bureau and the Yang Ling Agricultural High-Tech Industries Demonstration Zone. The Company was exempted from income tax through October 2007.

In March 2005, Bodisen Biotech Inc. formed Agricultural. Under Chinese law, a newly formed wholly owned subsidiary of a foreign company enjoys an income tax exemption for the first two years and a 50% reduction of normal income tax rates for the following 3 years. In order to extend such tax benefits, in June 2005, Agricultural completed a transaction with BBST, which resulted in Agricultural owning 100% of BBST.

If the Company had not been exempt from paying income taxes during the years ended December 31, 2007 and 2006, income tax expense would have been approximately $0 and $4,668,000, respectively, and earnings per share would have been reduced by $0.0 and $0.26, respectively.

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $5,148,122 and $1,798,387 at December 31, 2007 and 2006, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the years ended December 31, 2007 and 2006, other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains of $3,349,735 and $1,210,466, respectively.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share.” SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the year ended December 31, 2007 presentation.

Recent Pronouncements

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

In September 2006, FASB issued SFAS 157 "Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the Company’s financial statements.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

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

Note 3 – Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc., its 100% wholly-owned subsidiaries, Bodisen Holdings, Inc. (BHI), Yang Ling Bodisen Agricultural Technology Co., Ltd (Agricultural), which was incorporated in March 2005, and Bodisen Agriculture Material Co., Ltd. (Material), which was incorporated in June 2006, as well as the accounts of BHI’s 100% wholly-owned subsidiary, Yang Ling Bodisen Biology Science and Technology Development Company Limited (BBST). All significant inter-company accounts and transactions have been eliminated in consolidation.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 4 – Advances to officers

During the six month period ending June 30, 2005, the Company advanced $2,383,217 to 4 officers as a short term loan. Said loan was interest free, unsecured, and payable upon demand. These loans were repaid during the quarter ended September 30, 2005.

Note 5 - Inventory

The inventory as of December 31, 2007 and 2006 consisted of the following :

	2007	2006

Raw Material	$425,542	$1,257,883
Packaging	250,018	161,923
Finished Goods	691,730	550,280
Consumables	336	395
	1,367,626	1,970,481
Less : Obsolescence Reserve	(188,178)	(175,896)
Net Inventory	$1,179,448	$1,794,585

Note 6 – Marketable Security

During the year ended December 31, 2005, the Company purchased 2,063,768 shares of China Natural Gas, Inc. (traded on the OTCBB: CHNG) for $2,867,346. At December 31, 2007 and 2006, the fair value of this investment was $14,239,999 and $6,500,869, respectively, which resulted in an unrealized gain (loss) of $7,739,130 and ($309,565) for the years ended December 31, 2007 and 2006, respectively, which is included in other comprehensive income. At December 31, 2006, this represented a 7.1% interest in China Natural Gas, Inc. The CEO of China Natural Gas was a former board member of the Company. See Note 19 for litigation regarding these shares of common stock of China Natural Gas.

Note 7 –Other Long-term Assets

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

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

The land lease prepayment as of December 31, 2007 and 2006 can be summarized as follows:

	2007	2006
Prepaid Lease (for 15 years)	$2,617,962	$2,569,818
Current portion	185,344	173,246
Long-term portion	$2,432,618	$2,396,572

The amortization expense as of December 31, 2007 and 2006 was $185,344 and $28,264, respectively.

Amortization expense for the prepayment of land lease over the next five fiscal years is estimated to be: 2008-$169,500, 2009-$169,500, 2010-$169,500, 2011-$169,500 and 2012-$169,500.

Note 8 – Intangible Assets

Net intangible assets at December 31, 2007 and 2006 were as follows:

	2007	2006

Rights to use land	$1,873,929	$1,768,386
Fertilizers proprietary technology rights	1,096,704	1,025,120
	2,970,633	2,793,506
Less Accumulated amortization	(919,981)	(739,160)
	$2,050,652	$2,054,346

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

The Company acquired Fluid and Compound Fertilizers proprietary technology rights with a life ending December 31, 2011. The Company is amortizing these proprietary technology rights over a period of ten years.

Amortization expense for the Company’s intangible assets for the years ended December 31, 2007 and 2006 amounted to $141,416 and $134,636, respectively.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be: 2008-$130,000, 2009-$130,000, 2010-$130,000, 2011-$130,000 and 2012-$130,000.

Note 9 – Note Payable

On December 8, 2005, the Company issued a $5,000,000 note payable to Amaranth Partners LLC that accrued interest at 9% per annum and was due on March 8, 2006. In connection with this note payable agreement, the Company also issued to Amaranth Partners LLC a warrant to purchase 133,333 shares of the Company’s common stock for $7.50 per share. The Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this note payable. The estimated value of the warrants of $968,282 was determined using the Black-Scholes option pricing model and the following assumptions: term of 5 years, a risk free interest rate of 4.00%, a dividend yield of 0% and volatility of 31%. The face amount of the note payable of $5,000,000 was proportionately allocated to the note payable and the warrant in the amount of $4,188,810 and $811,190, respectively. The amount allocated to the warrants of $811,190 was recorded as a discount on the note payable and will be amortized over the year life of the note payable. For the year ended December 31, 2006 $603,886, had been amortized to interest expense. The $5,000,000 note plus $112,500 of accrued interest were repaid in March 2006.

Note 10 – Convertible Debenture

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

This debenture was considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. The Company allocated the proceeds of the debt between the warrant and the debt based on relative fair values, which amounted to $365,881 and $2,634,119. The beneficial conversion feature of $803,381 was recorded separately based on the intrinsic value method per EITF 00-27. During the year ended December 31, 2005, the entire $3,000,000 convertible debenture and $155,564 of accrued interest were converted into 657,402 shares of the Company’s common stock. In addition, because the entire principal balance of the convertible debenture was converted into common stock, the entire debt discount of $1,169,262 was amortized to interest expense.

Note 11 – Stockholders’ Equity

During the year ended December 31, 2005, the Company issued 657,402 shares of its common stock in connection with the conversion of a $3,000,000 convertible debenture and $155,564 of accrued interest. In addition, the Company also issued 195,500 shares of common stock upon the exercise of warrants and received proceeds of $955,040.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

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

In connection with the placement, the Company's shares were admitted to trading on the AIM Market of the London Stock Exchange. The Company's shares continued to be listed on the American Stock Exchange at such time.

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

Prior to the Company effectuating a reverse merger, various individuals (the “Investors”) provided investment capital to a predecessor entity.  After its formation, the Company issued share certificates of common stock to reflect the value of these investments.  Pursuant to apparent agreement with the Investors, the Company issued the share certificates to certain individuals other than the Investors, including two officers of the Company, who held title to those shares as nominee for the benefit of the Investors.  In late 2005, some of the Investors began to request that the beneficially-held shares be transferred to them so that they could hold the shares in their own names.  All of the shares thus owned were transferred with the exception of approximately 738,000 shares.

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

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 12 – Stock Options and Warrants

Stock Options

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock Based Compensation- Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies’ interim reporting period ending January 31, 2003.

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

Pursuant to the Stock Option Plan, during the year ended December 31, 2004, the Company granted 110,000 stock options to two directors (55,000 options each), of which 100,000 stock options were granted on June 4, 2004 and the balance of the 10,000 was granted on December 28, 2004.

On the first 100,000 stock options granted, 50,000 stock options vested immediately and 50,000 stock options became vested over 8 equal quarterly installments, with the first installment vesting at the end of the second quarter of 2004. The 10,000 stock options granted on December 28, 2004 vested on December 31, 2004.

The option exercise price was $5 for the first 100,000 stock options, which was the same as fair value of the shares at the time of granting of the options. The option exercise price was $5.80 for the second 10,000 stock options, which was the same as fair value of the shares at the time of granting of the options.

On October 4, 2005, the Company granted 26,000 stock options to two directors (13,000 options each). 20,000 stock options vested immediately and the remaining 6,000 stock options became vested over the next three months. The option exercise price was $6.72, which was the same as fair value of the shares at the time of granting of the options.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2005	136,000	$5.39
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2006	136,000	$5.39	$50,000
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2007	136,000	$5.39	$0

Following is a summary of the status of options outstanding at December 31, 2007:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$5.00	100,000	1.42	$5.00	93,750	$5.00
$5.80	10,000	1.99	$5.80	10,000	$5.80
$6.72	26,000	2.76	$6.72	24,000	$6.72

Warrants

Following is a summary of the warrant activity:

Outstanding, December 31, 2005	165,333
Granted	-
Forfeited	-
Exercised	(165,333)
Outstanding, December 31, 2006	-
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2007	-

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 13 – Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under SFAS No. 95.

The Company paid $4,318 and $112,500 of interest and $0 and $0 of income taxes during the years ended December 31, 2007 and 2006, respectively.

Note 14 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the welfare plan was $0 and $3,713 for the years ended December 31, 2007 and 2006, respectively. The Company has recorded welfare payable of $71,908 and $263,064 at December 31, 2007 and 2006, respectively, which is included in accrued expenses in the accompanying consolidated balance sheet.

Note 15 – Statutory Common Welfare Fund

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

iii.
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund,” which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

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
For the Years Ended December 31, 2007 and 2006

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

The Company has appropriated $0 and $1,947,557 as reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2007 and 2006, respectively.

Note 16 – Factory Location and Lease Commitments

BBST’s principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanxi province, People’s Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. These leases require monthly rental payments of $2,180 and the leases expire in 2013.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 17 – Earnings Per Share

Earnings per share for years ended December 31, 2007 and 2006 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

	Year Ended December 31,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic earnings per share

Net income (loss)	$(25,327,392)			$13,730,827

Weighed shares outstanding		18,310,250			17,966,090

			$(1.38)			$0.76
Diluted earnings per share

Net income (loss)	$(25,327,392)			$13,730,827

Weighed shares outstanding		18,310,250			17,966,090
Effect of dilutive securities
Options					66,074
Warrants					40,269
					18,072,433

			$(1.38)			$0.76

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 18 – Current Vulnerability Due to Certain Concentrations

Two vendors provided 70.3% and 10.5% of the Company’s raw materials for the year ended December 31, 2007. Three vendors provided 47.5%, 17.7% and 12.5% of the Company’s raw materials for the year ended December 31, 2006. Four vendors provided 29.9%, 22.4%, 11.6% and 11.2% of the Company’s raw materials for the year ended December 31, 2005.

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

 Note 19 – Litigation

The Company is involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property (IP), product liability, employment, benefits, securities, and other matters.  These actions may be commenced by a number of different constituents, including competitors, partners, clients, current or former employees, government and regulatory agencies, stockholders, and representatives of the locations in which it does business. The following is a discussion of some of the more significant legal matters involving the Company.

In late 2006, various shareholders of the Company filed eight purported class actions in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors (among others), asserting claims under the federal securities laws.  The complaints contain allegations about prior financial disclosures and its internal controls and a prior, now-terminated relationship with a financial advisor.

The eight actions are Stephanie Tabor vs. Bodisen, Inc., et al., Case No. 06-13220 (filed November 2006), Fraser Laschinger vs. Bodisen, Inc., et al., Case No. 06-13254 (filed November 2006), Anthony DeSantis vs. Bodisen, Inc., et. al., Case No. 06-13454 (filed November 2006), Yuchen Zhou vs. Bodisen, Inc., et. al., Case No. 06-13567 (filed November 2006), William E. Cowley vs. Bodisen, Inc., et. al., Case No. 06-13739 (filed December 2006), Ronald Stubblefield vs. Bodisen, Inc., et. al., Case No. 06-14449 (filed December 2006), Adam Cohen vs. Bodisen, Inc., et. al., Case No. 06-15179 (filed December 2006) and Lawrence M. Cohen vs. Bodisen, Inc., et. al., Case No. 06-15399 (filed December 2006). Plaintiffs have not specified an amount of damages they seek. Last year, the Court consolidated each of the actions into a single proceeding.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Earlier this year, defendants in the action, including the Company, filed motions to dismiss the proceeding. Defendants are due in April to file additional papers in support of the dismissal motions. The Court has not scheduled a hearing on the motions to dismiss.

Because these consolidated actions are in an early stage, the Company cannot comment on whether an adverse outcome is probable or otherwise.  While the Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on its business, financial condition, results of operations or liquidity.

In 2007, Ji Xiang, a shareholder of China Natural Gas (and son of its Chairman and CEO) instituted litigation in the Chinese court system in Shaanxi province challenging the validity of the Company’s ownership of 2,063,768 shares of China Natural Gas common stock. The Company obtained these shares in September 2005 in a share transfer agreement and asserts that it has fully performed its obligations under the agreement and is entitled to own the shares. The parties in the Chinese litigation have submitted their evidence and now await a decision from the Chinese court. Also, in January 2008, the same shareholder instituted litigation in a Utah state court against Yangling Bodisen Biotech Development Co. Ltd. and Interwest Transfer Co. (China Natural Gas’s transfer agent) seeking to prevent the Company from selling its shares in China Natural Gas. Plaintiff obtained an ex parte order from the Utah court, without providing the Company an opportunity to be heard, temporarily preventing the Company from selling the China Natural Gas shares. A further hearing is scheduled in April to review this order. The Company intends to vigorously and thoroughly defend itself against this claim. While the Company believes it will prevail in these litigation matters and establish its right of ownership to the China Natural Gas shares, an adverse outcome could have a material adverse effect on its business, financial condition, results of operations or liquidity.

FINANCIAL STATEMENT SCHEDULES

SCHEDULE I

BODISEN BIOTECH, INC.
BALANCE SHEET - US HOLDING COMPANY ONLY
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS

INTERCOMPANY RECEIVABLE, net	$23,869,674	$26,503,350

TOTAL ASSETS	$23,869,674	$26,503,350

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$547,471	$10,427
Accrued expenses	10,623	10,623

Total current liabilities	558,094	21,050

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; none issued nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares; 18,161,450 and 16,120,902 issued and outstanding	1,831	1,831
Additional paid-in capital	28,645,058	28,645,058
Retained earnings	(5,335,309)	(2,164,589)
Total stockholders' equity	23,311,580	26,482,300

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,869,674	$26,503,350

BODISEN BIOTECH, INC.
STATEMENTS OF OPERATIONS - US HOLDING COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

	2007	2006

Net Revenue	$-	$-

Cost of Revenue	-	-

Gross profit	-	-

Operating expenses
Selling expenses	-	-
General and administrative expenses	3,170,720	7,523
Total operating expenses	3,170,720	7,523

Loss from operations	(3,170,720)	(7,523)

Non-operating income (expense):
Other income (expense)	-	-
Interest income	-	-
Interest expense	-	(603,886)

Total non-operating income (expense)	-	(603,886)

Net loss	$(3,170,720)	$(611,409)

BODISEN BIOTECH, INC.
STATEMENT OF CASH FLOWS - US HOLDING COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,170,720)	$(611,409)
Adjustments to reconcile net loss to net cash provided in operating activities:
Common stock issued for interest expense	-	-
Amortization of debt discounts	-	603,886
Value of vested option issued to directors	-	7,523
Increase in accounts payable	537,044

Net cash provided by operating activities	(2,633,676)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Advances from (to) Chinese subsidiaries	2,633,676	(17,548,310)

Net cash used in investing activities	2,633,676	(17,548,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	-	-
Proceeds from issuance of note payable	-	-
Proceeds from issuance of common stock	-	26,682,511
Payment of offering costs	-	(5,354,361)
Proceeds from the exercise of warrants	-	1,220,160
Payment on notes payable	-	(5,000,000)

Net cash provided by financing activities	-	17,548,310

NET INCREASE IN CASH & CASH EQUIVALENTS	-	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The reasons that our Chief Executive Officer and Chief Financial Officer arrived at this conclusion include:

•
Our inability to timely file this annual report on Form 10-K. Effective disclosure controls and procedures ensure that management receives information as appropriate to allow timely decisions regarding required disclosures. As discussed in our previous filings with the Commission on Form 8-K and on Form 8-K/A, we changed our independent public accountants in 2007. Due in part to this change we have experienced difficulties in assembling all of the necessary information required to be included in this annual report on Form 10-K, including financial information, with sufficient time to permit timely filing of this annual report on Form 10-K. For this reason, we were not able to file this annual report within the time period prescribed and our management is not able to make a determination at this time that our disclosure controls and procedures were effective as of the end of the period covered by this report.

•
Our inability to complete the Management’s Annual Report on Internal Control over Financial Reporting. For the reasons described below under “Internal Control over Financial Reporting,” our management’s assessment of our internal control over financial reporting for the years ended December 31, 2006 and 2007 have not been completed. Because we were not able to complete the internal control reports within the time periods prescribed and include such reports in our annual reports on Form 10-K for the years ended December 31, 2006 and 2007, our management is not able to make a determination at this time that our disclosure controls and procedures were effective as of December 31, 2007.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Although we are now a “smaller reporting company,” in prior periods we were considered to be an “accelerated filer” under the rules and regulations of the Commission. As an accelerated filer, we were required to evaluate and assess our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) as of the end of the period covered by our annual report on Form 10-K for the year ended December 31, 2006. Although we had engaged an outside consulting firm in September 2006 to assist us in preparing to implement SOX 404, we did not know that we would be considered an “accelerated filer” until the end of 2006 and would thus be required to include such report on our 2006 annual report. Because we did not have an accurate understanding of when compliance with SOX 404 was required, our work to implement SOX 404 was not sufficiently advanced in order for us to complete the evaluation on a timely basis with respect to the period ending December 31, 2006. Moreover, management has been unable to fully complete its evaluation and assessment with respect to the period ending December 31, 2007 prior to the filing of this Form 10-K for the year ended December 31, 2007. Management believes that any such assessment should be based on the criteria established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Although our independent registered public accounting firm, Morgenstern, Svoboda & Baer, P.C.. has not specifically identified any significant deficiencies or material weaknesses, our management has concluded that its internal control over financial reporting for the period ending December 31, 2007 was not effective.

Our inability to complete the required report for the year ended December 31, 2006 prevented our former independent registered public accounting firm, Kabani & Company, Inc., from being able to satisfactorily complete an audit of our internal control over financial reporting pursuant to SOX 404, which was required to be included in our annual report on Form 10-K for the year ended December 31, 2006. For this reason, Kabani & Company, Inc. disclaimed an opinion on our internal control over financial reporting for the year ended December 31, 2006.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Had management been able to complete its assessment, such report would not have been subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report for the year ended December 31, 2007.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Position
Bo Chen	50	Chairman, Chief Executive Officer and President
Qiong Wang	42	Director
Patrick McManus	53	Director
Linzhang Zhu	56	Director
Chunsheng Wang	44	Chief Operating Officer
Junyan Tong	36	Chief Financial Officer

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

On June 4, 2007 and as previously disclosed on a Current Report on Form 8-K, Yiliang Lai resigned as our Chief Financial Officer, and our Board of Directors appointed Junyan Tong as our Chief Financial Officer with immediate effect. On February 19, 2008 and as previously disclosed on a Current Report on Form 8-K, David Gatton resigned from our Board of Directors. Mr. Gatton’s resignation was due to personal reasons and not because of any disagreement with the Company on any matter relating to the Company’s operations, policies or procedures.

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

Patrick McManus, Director of Bodisen - Mr. Patrick McManus, CPA, J.D., joined Bodisen’s Board of Directors on May 1, 2004 as an independent board member. Mr. McManus brings over 25 years of experience in business, finance and law to Bodisen. He was elected Mayor of the City of Lynn, Massachusetts in 1992 and served in this position until his retirement to the private practice of law and accounting in 2002. While serving the City of Lynn as its Mayor, he was elected a member and trustee of the Executive Committee of the U.S. Conference of Mayors (USCM) with responsibility for developing policy for the USCM. He also served as the Chairman of the USCM Science and Technology Subcommittee, the Urban Water Council, and the USCM Audit Committee. Mr. McManus started his career in business with the General Electric Company in 1979, and was a Professor of Business and Finance at Salem State College in Massachusetts. He was instrumental in establishing a close alliance as well as coordinating a regular exchange of visits by members of the U.S. Conference of Mayors and the China Association of Mayors. Mr. McManus has been a Certified Public Accountant since 1985. Mr. McManus received his Juris Doctorate from Boston College Law School and an MBA from Suffolk University. Mr. McManus also serves as a director of Harbin Electric Co., which is based in Harbin, China.

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

Junyan Tong, Chief Financial Officer of Bodisen and Yang Ling - Promoted to the position of Chief Financial Officer on June 4, 2007. Since 2005, Ms. Tong was serving as the Company’s Assistant Chief Financial Officer. From 1998-2002, Ms. Tong was Chief Financial Officer of Shenzhen Rongxun Industry Co., Ltd, a fitness equipment manufacturing company, where she was in charge of banking, tax matters, foreign currency issues, general ledgers, budgeting and financial analysis. From 1995-1998, Ms. Tong served as Financial Manager of Guangdong Zhongyunhui Electric Co., Ltd., a telecommunications company. There, Ms. Tong was responsible for cost control, budgeting and foreign currency issues. From 1991-1995, Ms. Tong was Accounting Manager at Guangdong Dongguan Anbao Industry Co., Ltd., a China-based electronics appliance company. As Accounting Manager, Ms. Tong handled financial statements, general ledger and cost control matters. Ms. Tong holds a degree in financial management from Harbin Economic Management Institute

Board of Directors

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

Committees

Our Board of Directors has a Nominating Committee and a Compensation Committee.

The committees and the committee members are listed below:

1.	Nominating Committee: Linzhang Zhu (Chairman) and Patrick McManus
2.	Compensation Committee: Patrick McManus (Chairman) and Linzhang Zhu

As previously reported in a Current Report on Form 8-K, at a July 30, 2007 meeting of our Board of Directors, in light of the fact that our securities are no longer listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association, our Board of Directors took action to disband our audit committee effective July 30, 2007.

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

Beneficial Ownership Reporting Compliance

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

Based upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for the fiscal year ended December 31, 2007, we have determined that our directors, officers and greater-than-10% beneficial owners complied with all applicable Section 16 filing requirements, except  Junyan Tong has not filed a Form 3 as an executive officer of Bodisen. Due to an inadvertent oversight, there was a failure to comply with Section 16(a) filing requirements upon appointment. We understand that Ms. Tong was not aware of her obligation to file a Form 3, and we are working with Ms. Tong to prmptly rectify the problem.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all officers, directors and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. A copy of the Company’s Code of Ethics is included as an exhibit to this annual report. Stockholders may request a free copy of the Code of Ethics by contacting the Investor Relations Department at our corporate offices by calling +86.29.87895373, or by sending an e-mail message to info@bodisen.com.

Nominating Procedures

During 2007 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Intentionally omitted.

Executive Compensation

The following table contains information concerning the compensation of our executive officers and other most highly compensated executive officers for the fiscal year ended December 31, 2007.

Summary Compensation Table

Name And Principal Position (a)	Year (b)	Salary (1) ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Nonqualified Deferred Compen-sation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Qiong Wang, former Chief Executive Officer	2007	6,025	N/A	N/A	N/A	N/A	N/A	N/A	6,025
	2006	5,373	N/A	N/A	N/A	N/A	N/A	N/A	5,373
Bo Chen President and current Chief Executive Officer	2007	5,188	N/A	N/A	N/A	N/A	N/A	N/A	5,188
	2006	4,605	N/A	N/A	N/A	N/A	N/A	N/A	4,605

Junyan Tong current Chief Financial Officer	2007	3,138	N/A	N/A	N/A	N/A	N/A	N/A	3,138
	2006	2,558	N/A	N/A	N/A	N/A	N/A	N/A	2,558
Chunsheng Wang Chief Operating Officer	2007	4,351	N/A	N/A	N/A	N/A	N/A	N/A	4,351
	2006	3,838	N/A	N/A	N/A	N/A	N/A	N/A	3,838

(1) All compensation for the officers identified in this table was paid in Chinese Renminbi, and is expressed in U.S. dollars based on the exchange rate in effect as of the last day of the relevant period. The exchange rates between the Renminbi and the U.S. dollar were 7.17 and 7.8 Renminbi to every one U.S. dollar at December 31, 2007 and 2006, respectively.

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers had unexercised options, stock that has not vested, or equity incentive plan awards outstanding as of December 31, 2007.

Compensation of Directors

Directors of the Company receive compensation for their services and reimbursement for their expenses as determined by the Board of Directors from time to time.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) I	Option Awards ($) (d)	Non-Equity Incentive Plan Compen-sation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Patrick McManus	24,000	N/A	N/A	N/A	N/A	N/A	24,000
David Gatton*	24,000	N/A	N/A	N/A	N/A	N/A	24,000
Linzhang Zhu	3,682	N/A	N/A	N/A	N/A	N/A	3,682
_______________ * Mr. Gatton resigned from our Board effective February 19, 2008.

Messrs. McManus and Gatton each earned $24,000 in fees for their service as the Company’s U.S.-based directors in 2007, none of which was deferred.

Compensation Committee

Our Board of Directors has a Compensation Committee, which is composed of Patrick McManus and Linzhang Zhu. The function of the Compensation Committee is to evaluate, recommend to the Board of Directors, and/or determine, the compensation levels of the Company’s executives, including the Chief Executive Officer, and the equity allocations relating to the Company’s equity programs.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to our 2004 Stock Option Plan, we are authorized to issue stock options for up to 1,000,000 shares of our common stock. On June 4, 2004, we granted David Gatton and Patrick McManus, who were each members of our Board of Directors at such time, 50,000 stock options each, having an exercise price of $5.00 per share, which was the same as the market price of the shares at the time of granting of the option. Of the options subject to such grants, 25,000 of each grant vested immediately and the remaining 25,000 vested over 8 equal quarterly installments, where the first installment vested at the end of the second quarter 2004.

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

Mr. Gatton resigned from our Board of Directors effective February 19, 2008.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of April 14, 2008 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent of our common stock; (ii) each of our current executive officers and directors; and (iii) our current directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)
Qiong Wang	720,000	3.9%
Bo Chen	690,000	3.7%
Patrick McManus (3)	68,000	*
Chunsheng Wang	0	*
Junyan Tong	0	*
Linzhang Zhu	0	*
All officers and directors as a group (6 persons)	1,478,000	8.1%

*	Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Bodisen Biotech, Inc., Room 2001, FanMei Building, No. 1 Naguan Zhengjie, Xi’an, Shaanxi, China, 710068.

(2)
Applicable percentage ownership is based on 18,310,520 shares of common stock outstanding as of April 14, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of April 14, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 14, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Number of shares beneficially owned reflect stock options held by Mr. McManus.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  AND DIRECTOR INDEPENDENCE

Related Party Transactions

None.

Director Independence

Our Board of Directors has determined that Patrick McManus and Linzhang Zhu meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board of Directors has also determined that these persons have no material relationships with us - either directly or as a partner, stockholder or officer of any entity which could be inconsistent with a finding of their independence as members of our Board of Directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Morgenstern, Svoboda & Baer, P.C. was our independent registered public accounting firm engaged to examine our consolidated financial statements for the fiscal year ended December 31, 2007.

Kabani & Co. Inc., Certified Public Accountants, was our independent registered public accounting firm engaged to examine our consolidated financial statements for the fiscal year ended December 31, 2006.

As previously disclosed on a Current Report on Form 8-K dated July 30, 2007 and as amended on September 28, 2007, Kabani & Co., Inc. resigned as our independent registered public accounting firm on July 30, 2007.

Fees for the fiscal years ended December 31, 2007 and 2006

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $57,500 and $137,500, respectively.

Audit Related Fees

The aggregate fees billed in the fiscal years ended December 31, 2007 and 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above are $27,997 and $32,500, respectively. The Audit Related Fees include fees for the auditors’ review of registration statements and annual and quarterly reports filed with the SEC. “Audit Related Fees” include fees for the 404 audit and review of the internal controls.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately $0 and $0, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended December 31, 2007 and 2006 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Because we no longer have an audit committee, the following protocol by which we approve in advance any audit or permissible non-audit services to be provided to the Company by its independent auditor is now performed by our full Board of Directors. Prior to the engagement of the independent auditor for any fiscal year’s audit, our Board discusses with management anticipated recurring audit, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The Board establishes terms for the performance of the recurring services that it has pre-approved, and informs on a timely basis, and in any event for the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services thus approved are budgeted, and our Board requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. Our Board will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service must be separately pre-approved by our Board on a case-by-case basis.

Every request to provide services that are not pre-approved must include a statement by the independent auditor as to whether, in its view, the request is consistent with the SEC’s rules on auditor independence.

Our Board will not grant approval for:

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

Tax services proposed to be provided by the auditor to any director, officer or employee of the Company who is in an accounting role or financial reporting oversight role must be approved by our Board on a case-by-case basis where such services are to be paid for the by the Company, and our Board will be informed of any services to be provided to such individuals that are not to be paid for by the Company.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, our Board will consider all relevant facts and circumstances, including the following four basic guidelines:

•	whether the service creates a mutual or conflicting interest between the auditor and the Company;

•	whether the service places the auditor in the position of auditing his or her own work;

•	whether the service results in the auditor acting as management or an employee of the Company; and

•	whether the service places the auditor in a position of being an advocate for the Company.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Company’s Form SB-2 filed September 3, 2002)
3.2	By-Laws (incorporated by reference to Company’s Form SB-2 filed September 3, 2002).
10.1	Bodisen Biotech, Inc. 2004 Stock Option Plan (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005)
10.2	Form of Bodisen Biotech, Inc. Nonstatutory Stock Option Agreement (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005)
14.1	Code of Ethics and Business Conduct for Officers, Directors and Employees of Bodisen Biotech, Inc. (incorporated by reference to the Company’s Form 10-K filed April 30 ,2007)
21.1	Schedule of Subsidiaries (incorporated by reference to the Company’s Form 10-K filed April 30 ,2007)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURE	TITLE	DATE

/s/ Bo Chen
Bo Chen	Chairman, Chief Executive Officer and President	April 15, 2008
/s/ Junyan Tong
Junyan Tong	Chief Financial Officer	April 15, 2008
/s/ Wang Qiong
Wang Qiong	Director	April 15, 2008
/s/ Patrick McManus
Patrick McManus	Director	April 15, 2008
/s/ Linzhang Zhu
Linzhang Zhu	Director	April 15, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Company’s Form SB-2 filed September 3, 2002)
3.2	By-Laws (incorporated by reference to Company’s Form SB-2 filed September 3, 2002).
10.1	Bodisen Biotech, Inc. 2004 Stock Option Plan (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005)
10.2	Form of Bodisen Biotech, Inc. Nonstatutory Stock Option Agreement (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005)
14.1	Code of Ethics and Business Conduct for Officers, Directors and Employees of Bodisen Biotech, Inc. (incorporated by reference to the Company’s Form 10-K filed April 30, 2007)
21.1	Schedule of Subsidiaries (incorporated by reference to the Company’s Form 10-K filed April 30 ,2007)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith