Form 10-Q
period 2008-03-31
BODISEN BIOTECH, INC
filed 2008-05-20
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

001-31539
(Commission file number)

BODISEN BIOTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0381367
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Room 2001, FanMei Building
No. 1 Naguan Zhengjie
Xi’an, Shaanxi 710068
People’s Republic of China
(Address of Principal Executive Offices)

011-86-29-870749
(Registrant’s Telephone Number, Including Area Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

On May 15, 2008 there were 18,310,250 shares of the registrant’s common stock outstanding.

BODISEN BIOTECH, INC.

Item 1. Financial Statements
BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$768,400	$617,406
Accounts receivable and other receivable, net of allowance for doubtful accounts of $24,095,816 and $25,447,689	1,356,605	618,052
Other receivables	3,671,817	2,292,763
Inventory	1,733,654	1,179,448
Advances to suppliers	9,452,441	9,741,090
Prepaid expense and other current assets	5,227,194	5,066,015

Total current assets	22,210,111	19,514,774

PROPERTY AND EQUIPMENT, net	5,433,918	5,306,254

CONSTRUCTION IN PROGRESS	8,122,327	7,722,756

MARKETABLE SECURITY	10,958,608	14,239,999

INTANGIBLE ASSETS, net	2,097,922	2,050,652

OTHER ASSETS	3,911,974	3,720,785

LOAN RECEIVABLE	2,545,300	2,439,275

TOTAL ASSETS	$55,280,160	$54,994,495

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,122,468	$1,186,768
Accrued expenses	183,327	219,936

Total current liabilities	1,305,795	1,406,704

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 18,310,250 and 18,310,250	1,831	1,831
Additional paid-in capital	33,860,062	33,860,062
Other comprehensive income	15,139,414	16,520,775
Statutory reserve	4,314,488	4,314,488
Retained Earnings	658,570	(1,109,365)
Total stockholders' equity	53,974,365	53,587,791

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,280,160	$54,994,495

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)

Net Revenue	$908,519	$5,008,472

Cost of Revenue	567,288	3,018,250

Gross profit	341,231	1,990,222

Operating expenses
Selling expenses	182,259	349,014
General and administrative expenses	659,344	3,172,509
Total operating expenses	841,603	3,521,523

Loss from operations	(500,372)	(1,531,301)

Non-operating income (expense):
Other income (expense)	2,212,059	(67,197)
Interest income	56,248	90,009
Interest expense	-	(1,057)

Total non-operating income (expense)	2,268,307	21,755

Loss before provision for income taxes	1,767,935	(1,509,546)

Provision for income taxes	-	-

Net income (loss)	1,767,935	(1,509,546)

Other comprehensive income (loss)
Foreign currency translation gain	1,900,030	641,676
Unrealized loss on marketable equity security	(3,281,391)	(2,497,159)

Comprehensive income (loss)	$386,574	$(3,365,029)

Weighted average shares outstanding :
Basic	18,310,250	18,310,250
Diluted	18,310,250	18,310,250

Earnings per share:
Basic	$0.10	$(0.08)
Diluted	$0.10	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,767,935	$(1,509,546)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	118,141	115,221
Allowance for bad debts	(2,370,691)	1,360,277
(Increase) / decrease in assets:
Accounts receivable	1,670,737	(1,760,948)
Other receivable & Loan Receivable	(1,264,440)	(1,177,348)
Inventory	(495,907)	(1,851,263)
Advances to suppliers	682,752	487,098
Prepaid expense	49,372	(2,512)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(89,350)	354,315
Accrued expenses	(44,532)	1,992

Net cash used in operating activities	24,017	(3,982,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(64,214)	(57,187)
Additions to construction in progress	-	(823,584)
Proceeds from other assets	47,403	43,583

Net cash used in investing activities	(16,811)	(837,188)

Effect of exchange rate changes on cash and cash equivalents	143,788	105,437

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	150,994	(4,714,465)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	617,406	11,824,327

CASH & CASH EQUIVALENTS, END OF PERIOD	$768,400	$7,109,862

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Foreign Currency Translation

As of March 31, 2008, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (CNY). Such consolidated financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed in Note 14, there are certain law suits filed by investors against the Company and the company is subject to potential claims from certain investors who have a right to receive the Company’s shares.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's responses in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $9,452,441 and $9,741,090 at March 31, 2008 and December 31, 2007, respectively.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at March 31, 2008 and December 31, 2007, respectively:

	March 31, 2008	December 31, 2007
Operating equipment	$1,068,681	$1,025,862
Vehicles	740,523	722,360
Office equipment	85,230	81,671
Buildings	4,933,330	4,735,665
	6,827,764	6,565,558
Less accumulated depreciation	(1,393,846)	(1,259,304)
	$5,433,918	$5,306,254

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Depreciation expense for the three months ended March 31, 2008 and 2007 was $90,215 and $80,618, respectively.

On March 31, 2008 and December 31, 2007, the Company had “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $8,122,327 and $7,722,756 respectively.

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

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008 there were no significant impairments of its long-lived assets.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at March 31, 2008.

Description	Level 1	Level 2	Level 3

Assets
Marketable securities	$-	$10,958,608	$-

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

The Company’s revenue is earned in three product lines, which are as follows:

	For the Three Months Ended March 31,
	2008	2007
Compound fertilizer	$856,268	$3,034,750

Liquid fertilizer	16,140	1,128,166

Pesticide	36,111	845,556

	$908,519	$5,008,472

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended March 31, 2008 and 2007 were insignificant.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Chinese Yuan Renminbi. Translation gains of $7,048,152 at March 31, 2008 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the three months ended March 31, 2008 and 2007, other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains of $1,900,030 and $641,676, respectively.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share.” SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Earnings (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period

Statement of Cash Flows

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 to have a significant impact on its results of operations or financial position.

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

Note 4 – Inventory

Inventory at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Raw Material	$605,187	$425,542
Packaging	293,521	250,018
Finished Goods	1,030,629	691,730
Consumables	350	336
	1,929,689	1,367,626
Less Obsolescence Reserve	(196,033)	(188,178)
Inventory, net	$1,733,654	$1,179,448

Note 5 – Marketable Security

During the year ended December 31, 2005, the Company purchased 2,063,768 shares of China Natural Gas, Inc. (traded on the OTCBB: CHNG) for $2,867,346. At March 31, 2008 and December 31, 2007, the fair value of this investment was $10,958,608 and $14,239,999, respectively. As a result of the change in fair value of this investment the Company recorded an unrealized loss of $3,281,391 and $2,497,159 for the three months ended March 31, 2008 and 2007, respectively; which is included in other comprehensive income (loss). At March 31, 2008, this represented a 7.1% interest in China Natural Gas, Inc.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Note 6 -Other Long-term Assets

During 2006, the Company acquired a 19.5% and a 19.8% interest in two local companies by investing a total amount of $1,156,861 in cash.

In August, 2006, the Company entered into a land lease agreement for 30 years. The annual lease expense approximately amounts to $169,580. The lease expense for the next 15 years amounting to $2,529,818 has been prepaid on signing of the agreement. The payment schedule for the remaining 15 years as follows :

•	in November, 2021 - prepayment for next 8 years commencing on November 2021 and
•	in November, 2029 - prepayment of remaining 7 years commencing on November 2029

The land lease prepayment as of March 31, 2008 and December 31, 2007 can be summarized as follows:

	2008	2007
Prepaid Lease (for 15 years)	$2,727,235	$2,617,962
Current portion	193,080	185,344
Long-term portion	$2,534,155	$2,432,618

The amortization expense for the three months ended March 31, 2008 and 2007 was $48,270 and $43,584 respectively.

Amortization expense for the prepayment of land lease over the next five fiscal years is estimated to be: 2008-$169,500, 2009-$169,500, 2010-$169,500, 2011-$169,500, 2012 - $169,500.

Note 7 - Loan Receivable

In August 2006, the Company entered into an agreement to loan $1,165,320 to an unrelated party. The loan is unsecured, payable by August 2008 and carries an interest rate of 13% per annum. Interest receivable on this loan was $230,345 and $192,472 as of March 31, 2008 and December 31, 2007, respectively.

In November 2006, the Company entered into an agreement to loan $762,638 to an unrelated party. The loan is unsecured, payable by November 2008 and carries an interest rate of 13% per annum. Interest receivable on this loan was $150,747 and $125,962 as of March 31, 2008 and December 31, 2007, respectively.

Note 8– Intangible Assets

Net intangible assets at March 31, 2008 and December 31, 2007 were as follows:

	2008	2007
Rights to use land	$1,952,146	$1,873,929
Fertilizers proprietary technology rights	1,142,480	1,096,704
	3,094,626	2,970,633
Less Accumulated amortization	(996,704)	(919,981)
	$2,097,922	$2,050,652

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

Amortization expense for the Company’s intangible assets for the three month periods ended March 31, 2008 and 2007 amounted to $37,635 and $34,603, respectively.

Note 9 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2007	136,000	$5.39	$0
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2008	136,000	$5.39	$0

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Following is a summary of the status of options outstanding at March 31, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$5.00	100,000	1.18	$5.00	100,000	$5.00
$5.80	10,000	1.75	$5.80	10,000	$5.80
$6.72	26,000	2.51	$6.72	26,000	$6.72

Note 10 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan. The total expense for the above plan were $0 and $0 for the three months ended March 31, 2008 and 2007, respectively. The Company has recorded welfare payable of $58,893 and $71,908 at March 31, 2008 and December 31, 2007, respectively, which is included in accrued expenses in the accompanying consolidated balance sheet.

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

The Company has appropriated $0 and $0 as reserve for the statutory surplus reserve and welfare fund for the three months ended March 31, 2008 and 2007, respectively.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

Note 12 – Earnings Per Share

Earnings per share for three months ended March 31, 2008 and 2007 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. There is no difference between basic and diluted earnings per shares for the three months ended March 31, 2008 and 2007. For 2007, the Company reported a net loss therefore and common stock equivalents would be anti-dilutive. For 2008, the exercise price for all options outstanding was greater than the average stock price for the quarter, therefore there were no common stock equivalents.

Note 13 – Current Vulnerability Due to Certain Concentrations

Three vendors provided 74.8%, 14.3% and 5.0% of the Company’s raw materials for the three months ended March 31, 2008 and three vendors provided 70.3%, 10.5% and 7.5%, of the Company’s raw materials for the three months ended March 31, 2007.

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

Note 14 – Litigation

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

In 2008, defendants in the action, including the Company, filed motions to dismiss the proceeding and to strike certain allegations in the complaint. The Court has not scheduled a hearing on these motions.

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

In 2007, Ji Xiang, a shareholder of China Natural Gas (and son of its Chairman and CEO) instituted litigation in the Chinese court system in Shaanxi province challenging the validity of the Company’s ownership of 2,063,768 shares of China Natural Gas common stock. The Company obtained these shares in September 2005 in a share transfer agreement and asserts that it has fully performed its obligations under the agreement and is entitled to own the shares. The parties in the Chinese litigation have submitted their evidence and now await a decision from the Chinese court. Also, in January 2008, the same shareholder instituted litigation in a Utah state court against Yangling Bodisen Biotech Development Co. Ltd. and Interwest Transfer Co. (China Natural Gas’s transfer agent) seeking to prevent the Company from selling its shares in China Natural Gas. Plaintiff has obtained an order from the Utah court provisionally preventing the Company from selling the China Natural Gas shares pending a decision on the merits of the underlying dispute. The Company intends to vigorously and thoroughly defend itself against this claim. While the Company believes it will prevail in these litigation matters and establish its right of ownership to the China Natural Gas shares, an adverse outcome could have a material adverse effect on its business, financial condition, results of operations or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this quarterly report and our annual audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on April 15, 2008 (the “Form 10-K”). The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and in the Form 10-K, particularly under “Risk Factors” and “Note Regarding Forward-Looking Statements.”

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

Critical Accounting Policies

The accounting and reporting policies that we use affect our consolidated financial statements. Certain of our accounting and reporting policies are critical to an understanding of our results of operations and financial condition, and in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our consolidated financial statements. These accounting and reporting policies are described below. See Note 2 to our consolidated financial statements for further discussion of our accounting policies.

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

Results of Operations

Three months ended March 31, 2008 compared to Three months ended March 31, 2007.

Revenue. We generated revenues of $908,519 for the three months ended March 31, 2008, a decrease of $4,009,953 or 81.9%, compared to $5,008,472 for the three months ended March 31, 2007. The significant decrease in revenue was due to fact that we had a much smaller customer base in the three months ended March 31, 2008 as compared to March 31, 2007 (as a result of the loss of customers following our delisting from the American Stock Exchange, or Amex), as well as a snow storm that occurred in the first quarter of 2008, which affected crop plantings and led to a decrease in the use of fertilizer.

Gross Profit. We achieved a gross profit of $341,231 for the three months ended March 31, 2008, a decrease of $1,648,991 or 82.9%, compared to $1,990,222 for the three months ended March 31, 2007. The significant decrease in gross profit was due to the significant decrease in sales revenue. Gross margin (gross profit as a percentage of revenues), decreased from 39.7% for the three months ended March 31, 2007, to 37.6% for the three months ended March 31, 2008, primarily as a result of a small increase in raw material costs.

Operating expenses. We incurred net operating expenses of $841,603 for the three months ended March 31, 2008, a decrease of $2,679,920 or 76.1% compared to $3,521,523 for the three months ended March 31, 2007. The significant decrease was primarily a result of the fact that operating expenses for the three months ended March 31, 2007 were higher than normal due to a $1,360,277 allowance for bad debts recorded during that period. The decrease was also due to an overall reduction in overhead due to the decrease in sales.

Aggregated selling expenses accounted for $182,259 of our operating expenses for the three months ended March 31, 2008, a decrease of $166,755 or 47.8% compared to $349,014 for the three months ended March 31, 2007. The decrease in our aggregated selling expenses is due to the significant decrease in sales. General and administrative expenses accounted for the remainder of our operating expenses of $659,344 for the three months ended March 31, 2008, which decreased $2,513,165 or 79.2% compared to $3,172,509 for the three months ended March 31, 2007. The significant decrease in general and administrative expenses was a result of the fact that such expenses for the three months ended March 31, 2007 were higher than normal due to a $1,360,277 allowance for bad debts recorded during that period. The decrease was also due to an overall reduction in overhead due to the decrease in sales.

Non Operating Income and Expenses. We had total non-operating income of $2,268,307 for the three months ended March 31, 2008 compared to total non-operating income of $21,755 for the three months ended March 31, 2007. Other income was $2,212,059 for the three months ended March 31, 2008 compared to other expense of $67,197 for three months ended March 31, 2007. The change is primarily due to a bad debt recovery of $2,184,912 during the three months ended March 31, 2008. Interest income was $56,248 for the three months ended March 31, 2008 compared to $90,009 of interest income for the three months ended March 31, 2007. The decrease in 2008 is due to a decrease in our overall cash balance.

Net Income (loss). We had net income of $1,767,935 for the three months ended March 31, 2008 compared to a net loss of $(1,509,546) for the three months ended March 31, 2007. We had earnings (loss) per share of $0.10 and $(0.08) for the three months ended March 31, 2008 and 2007, respectively.

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

As of March 31, 2008, we had $768,400 of cash and cash equivalents compared to $617,046 as of December 31, 2007. The increase in cash was provided by our operating activities as a result of customer payment receipts and increase in net income.

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

Cash Flows

Our operating activities provided a net cash of $24,017 for the three months ended March 31, 2008 compared to net cash of $3,984,706 used for operating activities for the three months ended March 31, 2007. This decrease in the use of cash in operating activities is principally due to the increase in net income from operations and receipts of customer payments.

Our investing activities used $16,811 of cash for the three months ended March 31, 2008, compared to $837,188 of cash used for investing activities for the three months ended March 31, 2007.

Loan Receivables

In August 2006, we made an unsecured loan of $1,306,745 to one of our suppliers. Because we will receive interest payments (at a rate of 13% per annum) on this amount from the supplier, we account for this as a loan rather than an advance to a supplier. This loan is to be repaid by August 2008. In November 2006, we made an unsecured $814,096 advance payment to a company for the installation of a facility to house a new compound fertilizer production line in a new building.  The installation of that facility occurred in November 2007. We accounted for this as a loan under applicable accounting rules because the advance payment bears interest at rate of 13% per annum and is to be repaid by November 2008. For more information relating to these loan receivables, see Note 7 to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Intentionally Omitted

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The reasons that our Chief Executive Officer and Chief Financial Officer arrived at this conclusion include:

•
Our inability to timely file this quarterly report on Form 10-Q. Effective disclosure controls and procedures ensure that management receives information as appropriate to allow timely decisions regarding required disclosures. The recent earthquakes in the People's Republic of China have negatively impacted our ability to assemble all of the necessary information required to be included in this quarterly report on Form 10-Q, including financial information, with sufficient time to permit timely filing of this quarterly report on Form 10-Q. For this reason, we were not able to file this quarterly report within the time period prescribed and our management is not able to make a determination at this time that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

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

In late 2006, various shareholders of our company filed eight purported class actions in the U.S. District Court for the Southern District of New York against our company and certain of our officers and directors (among others), asserting claims under the federal securities laws. The complaints contain allegations about our prior financial disclosures and our internal controls and a prior, now-terminated relationship with a financial advisor. The complaints do not specify an amount of damages that plaintiffs seek.

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

In 2008, defendants in the action, including our company, filed motions to dismiss the proceeding and to strike certain allegations in the complaint. The Court has not scheduled a hearing on these motions.

Because these consolidated actions are in an early stage, we cannot comment on whether an adverse outcome is probable or otherwise.  While we believe we have meritorious defenses to each of these actions and intend to defend them vigorously, an adverse outcome in one or more of these matters could have a material adverse effect on our business, financial condition, results of operations or liquidity.

In 2007, Ji Xiang, a shareholder of China Natural Gas (and son of its Chairman and CEO) instituted litigation in the Chinese court system in Shaanxi province challenging the validity of our ownership of 2,063,768 shares of China Natural Gas common stock. We obtained these shares in September 2005 in a share transfer agreement and assert that we have fully performed our obligations under the agreement and are entitled to own the shares. The parties in the Chinese litigation have submitted their evidence and now await a decision from the Chinese court. Also, in January 2008, the same shareholder instituted litigation in a Utah state court against Yangling Bodisen Biotech Development Co. Ltd. and Interwest Transfer Co. (China Natural Gas’s transfer agent) seeking to prevent us from selling our shares in China Natural Gas. Plaintiff has obtained an order from the Utah court provisionally preventing us from selling the China Natural Gas shares pending a decision on the merits of the underlying dispute. We intend to vigorously and thoroughly defend our company against this claim. While we believe we will prevail in these litigation matters and establish our right of ownership to the China Natural Gas shares, an adverse outcome could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation (incorporated by reference to Company’s Form SB-2 filed September 3, 2002)

3.2	By-Laws (incorporated by reference to Company’s Form SB-2 filed September 3, 2002).

10.1	Bodisen Biotech, Inc. 2004 Stock Option Plan (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005)

10.2	Form of Bodisen Biotech, Inc. Nonstatutory Stock Option Agreement (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bodisen Biotech, Inc.

May 20, 2008	By:	/s/ Bo Chen
Bo Chen
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

May 20, 2008	By:	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation (incorporated by reference to Company’s Form SB-2 filed September 3, 2002)

3.2	By-Laws (incorporated by reference to Company’s Form SB-2 filed September 3, 2002).

10.1	Bodisen Biotech, Inc. 2004 Stock Option Plan (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005)

10.2	Form of Bodisen Biotech, Inc. Nonstatutory Stock Option Agreement (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002