Form 10-Q
period 2008-06-30
BODISEN BIOTECH, INC
filed 2008-08-14
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

On August 14, 2008 there were 18,310,250 of the registrant’s common stock were outstanding.

BODISEN BIOTECH, INC.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$526,940	$617,406
Accounts receivable, net of allowance for doubtful accounts of $23,863,766 and $25,447,689	1,772,146	618,052
Other receivable	4,082,359	2,292,763
Inventory	1,924,224	1,179,448
Advances to suppliers	9,245,625	9,741,090
Prepaid expense and other current assets	5,414,476	5,066,015

Total current assets	22,965,770	19,514,774

PROPERTY AND EQUIPMENT, net	5,518,793	5,306,254

CONSTRUCTION IN PROGRESS	8,291,463	7,722,756

MARKETABLE SECURITY	12,382,608	14,239,999

INTANGIBLE ASSETS, net	2,104,163	2,050,652

OTHER ASSETS	3,947,304	3,720,785

LOAN RECEIVABLE	2,682,557	2,439,275

TOTAL ASSETS	$57,892,658	$54,994,495

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$894,916	$1,186,768
Accrued expenses	181,231	219,936

Total current liabilities	1,076,147	1,406,704

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 18,310,250 and 18,310,250	1,831	1,831
Additional paid-in capital	33,860,062	33,860,062
Other comprehensive income	17,565,117	16,520,775
Statutory reserve	4,314,488	4,314,488
Retained earnings	1,075,013	(1,109,365)
Total stockholders' equity	56,816,511	53,587,791

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,892,658	$54,994,495

The accompanying notes are an integral part of these consolidated financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenue	$1,166,535	$3,172,163	$2,075,054	$8,180,635

Cost of Revenue	723,842	1,650,541	1,291,130	4,668,791

Gross profit	442,693	1,521,622	783,924	3,511,844

Operating expenses
Selling expenses	195,920	330,273	378,179	679,287
General and administrative expenses	707,106	(628,515)	1,366,450	2,543,994
Total operating expenses	903,026	(298,242)	1,744,629	3,223,281

Income (loss) from operations	(460,333)	1,819,864	(960,705)	288,563

Non-operating income (expense):
Other income (expense), net	751,093	706,783	2,963,152	639,586
Interest income	84,497	89,443	140,745	179,452
Interest expense	-	(1,319)	-	(2,376)

Total non-operating income (expense)	835,590	794,907	3,103,897	816,662

Loss before provision for income taxes	375,257	2,614,771	2,143,192	1,105,225

Provision for income taxes	41,186	-	41,186

Net income	416,443	2,614,771	2,184,378	1,105,225

Other comprehensive income
Foreign currency translation gain	1,001,703	1,016,214	2,901,733	1,657,890
Unrealized gain (loss) on marketable equity security	1,424,000	5,035,594	(1,857,391)	2,538,435

Comprehensive Income	$2,842,146	$8,666,579	$3,228,720	$5,301,550

Weighted average shares outstanding :
Basic	18,310,250	18,310,250	18,310,250	18,310,250
Diluted	18,310,250	18,310,250	18,310,250	18,310,250

Earnings per share:
Basic	$0.02	$0.14	$0.12	$0.06
Diluted	$0.02	$0.14	$0.12	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Month Periods Ended June 30,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,184,378	$1,105,225
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	249,464	233,997
Allowance for bad debts	(3,136,901)	163,965
(Increase) / decrease in assets:
Accounts receivable	2,051,191	(3,744,199)
Other receivable & Loan Receivable	(1,684,248)	(1,298,803)
Inventory	(651,759)	(994,158)
Advances to suppliers	1,092,778	4,138,508
Prepaid expense	132,114	(4,540,439)
Other assets	(154,344)	-
Increase / (decrease) in current liabilities:
Accounts payable and accrud expenses	(375,204)	100,119
Other payable	-	184,306

Net cash used in operating activities	(292,531)	(4,651,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(47,933)	(77,330)
Additions to construction in progress	(70,430)	(849,900)
Proceeds from other assets	96,093	(87,717)

Net cash used in investing activities	(22,270)	(1,014,947)

Effect of exchange rate changes on cash and cash equivalents	224,335	318,824

NET DECREASE IN CASH & CASH EQUIVALENTS	(90,466)	(5,347,602)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	617,406	11,824,327

CASH & CASH EQUIVALENTS, END OF PERIOD	$526,940	$6,476,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Foreign Currency Translation

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured. The advances to suppliers amounted to $9,245,625 and $9,741,090 at June 30, 2008 and December 31, 2007, respectively.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at June 30, 2008 and December 31, 2007, respectively:

	June 30, 2008	December 31, 2007
Operating equipment	$1,100,427	$1,025,862
Vehicles	756,545	722,360
Office equipment	87,074	81,671
Buildings	5,092,744	4,735,665
	7,036,790	6,565,558
Less accumulated depreciation	(1,517,997)	(1,259,304)
	$5,518,793	$5,306,254

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Depreciation expense for the six months ended June 30, 2008 and 2007 was $173,173 and $188,842, respectively.

On June 30, 2008 and December 31, 2007, the Company had “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $8,291,463 and $7,722,756 respectively.

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

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 there were no significant impairments of its long-lived assets.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at June 30, 2008.

Description	Level 1	Level 2	Level 3

Assets
Marketable securities	$-	$12,382,608	$-

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

The Company’s revenue is earned in three product lines, which are as follows:

	For the Six Months Ended June 30,
	2008	2007
Compound fertilizer	$1,950,228	$3,785,326

Liquid fertilizer	74,211	2,787,746

Pesticide	50,615	1,607,563

	$2,075,054	$8,180,635

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2008 and 2007 were insignificant.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Chinese Yuan Renminbi. Translation gains of $8,049,855 at June 30, 2008 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the six months ended June 30, 2008 and 2007, other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains of $2,901,733 and $1,657,890, respectively.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

Recent Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial position and results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on the Company’s financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
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

Note 4 – Inventory

Inventory at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Raw Material	$499,403	$425,542
Packaging	361,122	250,018
Finished Goods	1,263,615	691,730
Consumables	357	336
	2,124,497	1,367,626
Less Obsolescence Reserve	(200,275)	(188,178)
Inventory, net	$1,924,222	$1,179,448

Note 5 – Marketable Security

During the year ended December 31, 2005, the Company purchased 2,063,768 shares of China Natural Gas, Inc. (traded on the OTCBB: CHNG) for $2,867,346. At June 30, 2008 and December 31, 2007, the fair value of this investment was $12,382,608 and $14,239,999, respectively. As a result of the change in fair value of this investment the Company recorded an unrealized gain (loss) of ($1,857,391) and $2,538,435 the six months ended June 30, 2008 and 2007, respectively; which is included in other comprehensive income (loss). At June 30, 2008, this represented a 7.1% interest in China Natural Gas, Inc.

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

In August, 2006, the Company entered into a land lease agreement for 30 years. The annual lease expense approximately amounts to $169,580. The lease expense for the next 15 years amounting to $2,529,818 has been prepaid on signing of the agreement. The payment schedule for the remaining 15 years as follows :

•	in November, 2021 - prepayment for next 8 years commencing on November 2021 and
• ·	in November, 2029 - prepayment of remaining 7 years commencing on November 2029

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
The land lease prepayment as of June 30, 2008 and December 31, 2007 can be summarized as follows:

	2008	2007
Prepaid Lease (for 15 years)	$2,786,244	$2,617,962
Current portion	197,258	185,344
Long-term portion	$2,588,986	$2,432,618

The amortization expense for the six months ended June 30, 2008 and 2007 was $98,629 and $87,718 respectively.

Amortization expense for the prepayment of land lease over the next five fiscal years is estimated to be: 2008-$169,500, 2009-$169,500, 2010-$169,500, 2011-$169,500, 2012 - $169,500.

Note 7 - Loan Receivable

In August 2006, the Company entered into an agreement to loan $1,306,745 to an unrelated party. The loan is unsecured, payable by August 2008 and carries an interest rate of 13% per annum. Interest receivable on this loan was $342,369 and $192,472 at June 30, 2008 and December 31, 2007, respectively.

In November 2006, the Company entered into an agreement to loan $814,096 to an unrelated party. The loan is unsecured, payable by November 2008 and carries an interest rate of 13% per annum. Interest receivable on this loan was $219,347 and $125,962, at June 30, 2008 and December 31, 2007, respectively.

Note 8– Intangible Assets

Net intangible assets at June 30, 2008 and December 31, 2007 were as follows:
	2008	2007
Rights to use land	$1,994,385	$1,873,929
Fertilizers proprietary technology rights	1,167,200	1,096,704
	3,161,585	2,970,633
Less Accumulated amortization	(1,057,422)	(919,981)
	$2,104,163	$2,050,652

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
The Company acquired Fluid and Compound Fertilizers proprietary technology rights with a life ending December 31, 2011. The Company is amortizing Fertilizers proprietary technology rights over a period of ten years.

Amortization expense for the Company’s intangible assets for the six month periods ended June 30, 2008 and 2007 amounted to $76,291 and $69,641, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be: 2008-$130,000, 2009-$130,000, 2010-$130,000 and 2011-$130,000 and 2012- $130,000.

Note 9 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2007	136,000	$5.39	$0
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2008	136,000	$5.39	$0

Following is a summary of the status of options outstanding at June 30, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$5.00	100,000	1.18	$5.00	100,000	$5.00
$5.80	10,000	1.75	$5.80	10,000	$5.80
$6.72	26,000	2.51	$6.72	26,000	$6.72

Note 10 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan. The total expense for the above plan were $0 and $0 for the six months ended June 30, 2008 and 2007, respectively. The Company has recorded welfare payable of $31,991 and $71,908 at June 30, 2008 and December 31, 2007, respectively, which is included in accrued expenses in the accompanying consolidated balance sheet.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

The Company has appropriated $0 and $0 as reserve for the statutory surplus reserve and welfare fund for the six months ended June 30, 2008 and 2007, respectively.

Note 12 – Earnings Per Share

Earnings per share for six months ended June 30, 2008 and 2007 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. There is no difference between basic and diluted earnings per shares for the six months ended June 30, 2008 and 2007. For 2007, the Company reported a net loss therefore and common stock equivalents would be anti-dilutive. For 2008, the exercise price for all options outstanding was greater than the average stock price for the quarter, therefore there were no common stock equivalents.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

 Note 13 – Current Vulnerability Due to Certain Concentrations

Two vendors provided 82.6% and 12.5%of the Company’s raw materials for the six months ended June 30, 2008 and vendors provided 70.3%, 10.5% and 7.5%, of the Company’s raw materials for the six months ended June 30, 2007.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our financial position and results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS  141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of ARB No. 51.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS 162 will not have an impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on our financial statements.

For information regarding these and other recent accounting pronouncements and their expected impact on our future financial condition or results of operations, see Note 2 to our consolidated financial statements.

Results of Operations

Three months ended June 30, 2008 compared to Three months ended June 30, 2007

Revenue. We generated revenues of $1,166,535 for the three months ended June 30, 2008, a decrease of $2,005,628 or 63.2%, compared to $3,172,163 for the three months ended June 30, 2007. The significant decrease in revenue was due to the abnormally cold spring time weather of Shaanxi province that affect the crop plant and decrease the use of fertilizer.

Gross Profit. We achieved a gross profit of $442,693 for the three months ended June 30, 2008, a decrease of $1,078,929 or 70.9%, compared to $1,521,622 for the three months ended June 30, 2007. The significant decrease in gross profit was due to the significant decrease in revenue as a result of decreased sales. Gross margin (gross profit as a percentage of revenues), decreased from 48.0% for the three months ended June 30, 2007, to 37.9% for the three months ended June 30, 2008 primarily as a result of an increase in raw material costs.

Operating expenses. We incurred net operating expenses of $903,026 for the three months ended June30, 2008, an increase of $1,201,268 or 402.8% compared to $(298,242) for the three months ended June 30, 2007. The increase in our operating expenses is primarily related to a significant decrease in our general and administrative expenses during the three months ended June 30, 2007, which resulted from a $1,189,347 decrease in our bad debt allowance (which was increased to $2,032,462 during the first quarter of 2007 from $659,653 as at December 31, 2006). Excluding the effects of the decrease in bad debt allowance, our operating expenses increased only slightly

Aggregated selling expenses accounted for $195,920 of our operating expenses for the three months ended June 30, 2008, a decrease of $134,353 or 40.7% compared to $330,273 for the three months ended June 30, 2007. The decrease in our aggregated selling expenses is due to the significant decrease in sales. General and administrative expenses accounted for the remainder of our net operating expenses of $707,106 for the three months ended June 30, 2008, which increased $1,335,621 or 212.5% compared to $(628,515) for the three months ended June 30, 2007. The significant increase in general and administrative expenses is primarily related to a significant decrease in our general and administrative expenses during the three months ended June 30, 2007, which resulted from a $1,189,347 decrease in our bad debt allowance (which was increased to $2,032,462 during the first quarter of 2007 from $659,653 as at December 31, 2006).

Non Operating Income and Expenses. We had total non-operating income of $835,590 for the three months ended June 30, 2008 compared to total non-operating income of $794,907 for the three months ended June 30, 2007. Other income was $751,093 for the three months ended June 30, 2008 compared to $706,783 for three months ended June 30, 2007. The other income in 2008 is primarily due to a bad debt recovery during the three months ended June 30, 2008.Total non-operating income includes interest income of $84,497 for the three months ended June 30, 2008 compared to only $89,443 of interest income for the three months ended June 30, 2007. The increase in interest income in 2007 is due to the full-year effects of the increased cash balance that resulted from our sale of stock in the first quarter of 2006.

Net Income. For the foregoing reasons, we had a net income of $416,443 for the three months ended June 30, 2008 compared to net income of $2,614,771 for the three months ended June 30, 2007. We had earnings per share of $0.02 and $0.14 for the three months ended June 30, 2008 and 2007, respectively.

Six months ended June 30, 2008 compared to Six months ended June 30, 2007

Revenue. We generated revenues of $2,075,054 for the six months ended June 30, 2008, a decrease of $6,105,581 or 74.6%, compared to $8,180,635 for the six months ended June 30, 2007. The significant decrease in revenue was due to the abnormally cold spring time weather of Shaanxi province, which affected crop plantings and decreased the use of fertilizer.

Gross Profit. We achieved a gross profit of $783,924 for the six months ended June 30, 2008, a decrease of $2,727,920 or 77.7%, compared to $3,511,844 for the six months ended June 30, 2007. The significant decrease in gross profit was due to the significant decrease in revenue as a result of decreased sales. Gross margin (gross profit as a percentage of revenues), decreased, from 42.9% for the six months ended June 30, 2007, to 37.8% for the six months ended June 30, 2008 primarily as a result of an increase in raw material costs.

Operating expenses. We incurred operating expenses of $1,744,629 for the six months ended June 30, 2008, a decrease of $1,478,652 or 45.9% compared to $3,223,281 for the six months ended June 30, 2007. The decrease was also due to an overall reduction in overhead due to the decrease in sales.

Aggregated selling expenses accounted for $378,179 of our operating expenses for the six months ended June 30, 2008, a decrease of $301,108 or 44.3% compared to $679,287 for the six months ended June 30, 2007. The decrease in our aggregated selling expenses is due to the significant decrease in sales. General and administrative expenses accounted for the remainder of our operating expenses of $1,366,450 for the six months ended June 30, 2008, which increased $1,177,544 compared to $2,543,994 for the six months ended June 30, 2007. The decrease was also due to an overall reduction in overhead due to the decrease in sales.

Non Operating Income and Expenses. We had total non-operating income of $3,103,897 for the six months ended June 30, 2008 compared to total non-operating expense of $816,662 for the six months ended June 30, 2007. Other income was $2,963,152 for the six months ended June 30, 2008 compared to $639,586 for the six months ended June 30, 2007. The change is primarily due to a bad debt recovery of $2,936,149 during the six months ended June 30, 2008. Total non-operating income includes interest income of $140,745 for the six months ended June 30, 2008 compared to only $179,452 of interest income for the six months ended June 30, 2007.

Net Income. Net income increased by 97.6% to $2,184,378 for the six months ended June 30, 2008 compared to net income of $1,105,225 for the six months ended June 30, 2007. We had earnings (loss) per share of $0.12 for the six months ended June 30, 2008 compared to earnings per share of $0.06 for the six months ended June 30, 2007.

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

As of June 30, 2008, we had $526,940 of cash and cash equivalents compared to $617,406 as of December 31, 2007. Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our current working capital needs, capital expenditures and other liquidity requirements associated with our operations. However, to the extent our allowance for bad debts in insufficient to cover our actual bad debt experience, our liquidity would be negatively impacted.

Cash Flows

Our operating activities used net cash of $292,531 for the six months ended June 30, 2008 compared to net cash of $4,651,479 used for operating activities for the six months ended June 30, 2007. This decrease in the use of cash in operating activities is principally due to the increase in net income from operations and receipts of customer payments.

Our investing activities used $22,270 of cash for the six months ended June 30, 2008, compared to $1,014,947 of cash used in investing activities for the six months ended June 30, 2007.

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

N/A

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

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

In late 2006, various shareholders of our company filed eight purported class actions in the U.S. District Court for the Southern District of New York against our company and certain of our officers and directors (among others), asserting claims under the federal securities laws. The complaints contain allegations about the our prior financial disclosures and our internal controls and a prior, now-terminated relationship with a financial advisor. The complaints do not specify an amount of damages that plaintiffs seek.

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

Bodisen Biotech, Inc.

August 14, 2008	By:	/s/ Bo Chen
Bo Chen Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 14, 2008	By:	/s/ Junyan Tong
Junyan Tong Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002