Form 10-Q
period 2008-09-30
BODISEN BIOTECH, INC
filed 2008-11-14
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

On November 14,, 2008 there were 18,710,250 of the registrant’s common stock were outstanding.

BODISEN BIOTECH, INC.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$352,944	$617,406
Accounts receivable, net of allowance for doubtful accounts of $3,748,348 and $25,447,689	5,547,747	618,052
Other receivable	711,160	2,292,763
Inventory	2,784,773	1,179,448
Advances to suppliers	1,937,862	9,741,090
Prepaid expense and other current assets	4,644,255	5,066,015

Total current assets	15,978,741	19,514,774

PROPERTY AND EQUIPMENT, net	5,444,072	5,306,254

CONSTRUCTION IN PROGRESS	13,444,289	7,722,756

MARKETABLE SECURITY	7,470,840	14,239,999

INTANGIBLE ASSETS, net	5,133,825	2,050,652

OTHER ASSETS	1,320,811	3,720,785

LOAN RECEIVABLE	-	2,439,275

TOTAL ASSETS	$48,792,578	$54,994,495

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$858,280	$1,186,768
Accrued expenses	251,802	219,936

Total current liabilities	1,110,082	1,406,704

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 18,710,250 and 18,310,250	1,871	1,831
Additional paid-in capital	33,945,822	33,860,062
Other comprehensive income	12,677,473	16,520,775
Statutory reserve	4,314,488	4,314,488
Retained earnings	(3,257,158)	(1,109,365)
Total stockholders' equity	47,682,496	53,587,791

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,792,578	$54,994,495

The accompanying notes are an integral part of these unaudited consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenue	$1,696,547	$2,314,059	$3,771,601	$10,494,694

Cost of Revenue	1,028,889	1,207,774	2,320,019	5,876,565

Gross profit	667,658	1,106,285	1,451,582	4,618,129

Operating expenses
Selling expenses	1,792,173	596,921	2,170,352	1,276,208
General and administrative expenses	3,906,651	2,879,530	5,273,101	5,423,524
Total operating expenses	5,698,824	3,476,451	7,443,453	6,699,732

Income (loss) from operations	(5,031,166)	(2,370,166)	(5,991,871)	(2,081,603)

Non-operating income (expense):
Other income (expense), net	685,291	(639,729)	3,648,443	(143)
Interest income	13,350	83,418	154,095	262,870
Interest expense	-	(1,531)	-	(3,907)

Total non-operating income (expense)	698,641	(557,842)	3,802,538	258,820

Loss before provision for income taxes	(4,332,525)	(2,928,008)	(2,189,333)	(1,822,783)

Provision for income taxes	354	-	41,540

Net loss	(4,332,171)	(2,928,008)	(2,147,793)	(1,822,783)

Other comprehensive income
Foreign currency translation gain	24,124	859,916	2,925,857	2,517,806
Unrealized gain (loss) on marketable equity security	(4,911,768)	5,200,695	(6,769,159)	7,739,130

Comprehensive Income (loss)	$(9,219,815)	$3,132,603	$(5,991,095)	$8,434,153

Weighted average shares outstanding :
Basic	18,362,424	18,310,250	18,327,768	18,310,250
Diluted	18,362,424	18,310,250	18,327,768	18,310,250

Loss per share:
Basic	$(0.24)	$(0.16)	$(0.12)	$(0.10)
Diluted	$(0.24)	$(0.16)	$(0.12)	$(0.10)

The accompanying notes are an integral part of these unaudited consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,147,793)	$(1,822,783)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	393,329	354,753
Allowance (recovery) for bad debts	(3,648,443)	210,095
Common stock issued for services	60,000	-
Value of warrants issued for services	25,800	-
(Increase) / decrease in assets:
Accounts receivable	(1,141,823)	(5,469,096)
Other receivable	1,700,911	(1,407,655)
Inventory	(1,495,506)	598,013
Advances to suppliers	8,288,420	4,243,485
Prepaid expense	867,351	(4,159,646)
Other assets	(120,431)	-
Increase / (decrease) in current liabilities:
Accounts payable and accrud expenses	(364,008)	(278,338)
Other payable	17,444	-

Net cash provided by (used in) operating activities	2,435,251	(7,731,172)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(50,639)	(91,381)
Additions to construction in progress	(5,098,387)	(3,582,845)
Acquisiton of other assets	(333,292)	(44,168)
Repayment of loans receivable	2,551,054	-

Net cash used in investing activities	(2,931,264)	(3,718,394)

Effect of exchange rate changes on cash and cash equivalents	231,551	587,773

NET DECREASE IN CASH & CASH EQUIVALENTS	(264,462)	(10,861,793)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	617,406	11,824,327

CASH & CASH EQUIVALENTS, END OF PERIOD	$352,944	$962,534

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Transfer of land rights from other assets to intangible assets	$3,063,153	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results of the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008	December 31, 2007
Operating equipment	$1,105,785	$1,025,862
Vehicles	758,620	722,360
Office equipment	87,313	81,671
Buildings	5,106,705	4,735,665
	7,058,423	6,565,558
Less accumulated depreciation	(1,614,352)	(1,259,304)
	$5,444,072	$5,306,254

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $265,009 and $188,842, respectively.

On September 30, 2008 and December 31, 2007, the Company had “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $13,444,289 and $7,722,756 respectively.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

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

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008 there were no significant impairments of its long-lived assets.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at September 30, 2008.

Description	Level 1	Level 2	Level 3

Assets
Marketable securities	$-	$7,470,840	$-

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2008 and 2007 were insignificant.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Chinese Yuan Renminbi. Translation gains of $8,073,979 at September 30, 2008 are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the nine months ended September 30, 2008 and 2007, other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains of $2,925,857 and $2,517,806, respectively.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Note 4 – Inventory

Inventory at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Raw Material	$1,203,163	$425,542
Packaging	331,367	250,018
Finished Goods	1,450,709	691,730
Consumables	358	336
	2,985,597	1,367,626
Less Obsolescence Reserve	(200,824)	(188,178)
Inventory, net	$2,784,773	$1,179,448

Note 5 – Marketable Security

During the year ended December 31, 2005, the Company purchased 2,063,768 shares of China Natural Gas, Inc. (traded on the OTCBB: CHNG) for $2,867,346. At September 30, 2008 and December 31, 2007, the fair value of this investment was $7,470,840 and $14,239,999, respectively. As a result of the change in fair value of this investment the Company recorded an unrealized gain (loss) of ($6769,159) and $2,517,806 the nine months ended September 30, 2008 and 2007, respectively; which is included in other comprehensive income (loss). At September 30, 2008, this represented a 7.1% interest in China Natural Gas, Inc.

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

During the three months ended September 30, 2008, these two loan receivables were paid off.

Note 8– Intangible Assets

Net intangible assets at September 30, 2008 and December 31, 2007 were as follows:

	2008	2007
Rights to use land	$5,063,006	$1,873,929
Fertilizers proprietary technology rights	1,170,400	1,096,704
	6,233,406	2,970,633
Less Accumulated amortization	(1,099,581)	(919,981)
	$5,133,825	$2,050,652

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

On July 15, 2008, the Company entered into a 50 year land rights agreement.

Amortization expense for the Company’s intangible assets for the nine month periods ended September 30, 2008 and 2007 amounted to $128,320 and $100,550, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be: 2008-$299,500, 2009-$299,500, 2010-$299,500, 2011-$299,500, 2012- $299,500 and thereafter - $3,636,000.

Note 9 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2007	136,000	$5.39	$0
Granted	400,000	0.70
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2008	536,000	$1.89	$0

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Following is a summary of the status of options outstanding at September 30, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$5.00	100,000	0.93	$5.00	100,000	$5.00
$5.80	10,000	1.50	$5.80	10,000	$5.80
$6.72	26,000	2.25	$6.72	26,000	$6.72
$0.70	400,000	2.50	$0.70	400,000	$0.70

The assumptions used in calculating the fair value of warrants granted in 2008 using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	2.05%
Expected life of the options	2.5 years
Expected volatility	128%
Expected dividend yield	0%

Note 10 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan. The total expense for the above plan were $0 and $0 for the nine months ended September 30, 2008 and 2007, respectively. The Company has recorded welfare payable of $31,991 and $71,908 at September 30, 2008 and December 31, 2007, respectively, which is included in accrued expenses in the accompanying consolidated balance sheet.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

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

The Company has appropriated $0 and $0 as reserve for the statutory surplus reserve and welfare fund for the nine months ended September 30, 2008 and 2007, respectively.

Note 12 – Earnings Per Share

Earnings per share for nine months ended September 30, 2008 and 2007 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. There is no difference between basic and diluted earnings per shares for the nine months ended September 30, 2008 and 2007. For 2008 and 2007, the Company reported a net loss therefore and common stock equivalents would be anti-dilutive.

 Note 13 – Current Vulnerability Due to Certain Concentrations

Four vendors provided 55%, 23.98%, 15.86%, and 1.18% of the Company’s raw materials for the nine months ended September 30, 2008 and three vendors provided 70.3%, 10.5% and 7.5%, of the Company’s raw materials for the nine months ended September 30, 2007.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

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

In October 2008 the New York Federal Court presiding over the eight consolidated class actions against Bodisen and its management granted the Company’s initial motion to dismiss the cases.

In addition, the court has notified Bodisen that it also granted the Company’s second motion to dismiss, which challenged the subject matter jurisdiction of the court over about 40% of the class and thus sought to reduce the number of potential class plaintiffs significantly. The court has not provided the Company this written decision, however, the Company hopes to receive it soon.

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

Results of Operations

Three months ended September 30, 2008 compared to Three months ended September 30, 2007

Revenue. We generated revenues of $1,696,547 for the three months ended September 30, 2008, a decrease of $617,512 or 26.7%, compared to $2,314,059 for the three months ended September 30, 2007. The significant decrease in revenue was due to the abnormally cold spring time weather of Shaanxi province that affect the crop plant and decrease the use of fertilizer.

Gross Profit. We achieved a gross profit of $667,658 for the three months ended September 30, 2008, a decrease of $438,627 or 39.6%, compared to $1,106,285 for the three months ended September 30, 2007. The significant decrease in gross profit was due to the decrease in revenue as a result of decreased sales. Gross margin (gross profit as a percentage of revenues), decreased from 47.8% for the three months ended September 30, 2007, to 39.4% for the three months ended September 30, 2008 primarily as a result of an increase in raw material costs.

Operating expenses. We incurred net operating expenses of $5,698,824 for the three months ended September 30, 2008, an increase of $2,222,373 or 63.9% compared to $3,476,451 for the three months ended September 30, 2007. The increase in our operating expenses is primarily related to an increase in our general and administrative expenses during the three months ended September 30, 2008 as a result of the write off of certain loan receivables and an increase in our marketing costs.

Aggregated selling expenses accounted for $1,792,173 of our operating expenses for the three months ended September 30, 2008, an increase of $1,195,252 or 200.2% compared to $596,921 for the three months ended September 30, 2007. The increase in our aggregated selling expenses is due to the significant increase in our marketing costs. General and administrative expenses accounted for the remainder of our net operating expenses of $3,906,651 for the three months ended September 30, 2008, which increased $1,027,121 or 35.7% compared to $2,879,530 for the three months ended September 30, 2007. The increase in general and administrative expenses is primarily related to the write off of certain loan receivables..

Non Operating Income and Expenses. We had total non-operating income of $398,291 for the three months ended September 30, 2008 compared to total non-operating expense of $(557,842) for the three months ended September 30, 2007. Other income was $685,291 for the three months ended September 30, 2008 compared to $(639,729) for three months ended September 30, 2007. The other income in 2008 is primarily due to a bad debt recovery during the three months ended September 30, 2008. Total non-operating income includes interest income of $13,350 for the three months ended September 30, 2008 compared to $83,418 of interest income for the three months ended September 30, 2007. The decrease in interest income in 2008 is due less cash in the bank generating interest income.

Net Income. For the foregoing reasons, we had a net loss of $(4,332,171) for the three months ended September 30, 2008 compared to net loss of $(2,928,008) for the three months ended September 30, 2007. We had earnings per share of $0.24 and $0.16 for the three months ended September 30, 2008 and 2007, respectively.

Nine months ended September 30, 2008 compared to Nine months ended September 30, 2007

Revenue. We generated revenues of $3,771,601 for the nine months ended September 30, 2008, a decrease of $6,723,093 or 64.1%, compared to $10,494,694 for the nine months ended September 30, 2007. The significant decrease in revenue was due to the abnormally cold spring time weather of Shaanxi province, which affected crop plantings and decreased the use of fertilizer.

Gross Profit. We achieved a gross profit of $1,451,582 for the nine months ended September 30, 2008, a decrease of $3,166,547 or 68.6%, compared to $4,618,129 for the nine months ended September 30, 2007. The significant decrease in gross profit was due to the significant decrease in revenue as a result of decreased sales. Gross margin (gross profit as a percentage of revenues), decreased, from 44.0% for the nine months ended September 30, 2007, to 38.5% for the nine months ended September 30, 2008 primarily as a result of an increase in raw material costs.

Operating expenses. We incurred operating expenses of $7,443,453 for the nine months ended September 30, 2008, an increase of $743,721 or 11.1% compared to $6,699,732 for the nine months ended September 30, 2007. The increase was also due to an increase in marketing cost offset by lower provision for uncollectible accounts..

Aggregated selling expenses accounted for $2,170,352 of our operating expenses for the nine months ended September 30, 2008, a decrease of $894,144 or 70.1% compared to $1,276,208 for the nine months ended September 30, 2007. The increase in our aggregated selling expenses is due to the significant increase in our marketing costs. General and administrative expenses accounted for the remainder of our operating expenses of $5,273,101 for the nine months ended September 30, 2008, which decreased $150,423 compared to $5,423,524 for the nine months ended September 30, 2007. The decrease was due to fewer uncollectible accounts being reserved for.

Non Operating Income and Expenses. We had total non-operating income of $3,802,538 for the nine months ended September 30, 2008 compared to total non-operating expense of $258,820 for the nine months ended September 30, 2007. Other income was $3,648,443 for the nine months ended September 30, 2008 compared to $(143) for the nine months ended September 30, 2007. The change is primarily due to bad debt recoveries during the nine months ended September 30, 2008. Total non-operating income includes interest income of $154,095 for the nine months ended September 30, 2008 compared to only $262,870 of interest income for the nine months ended September 30, 2007.

Net Income(Loss). Net income decrease by 17.8% to $(2,147,793) for the nine months ended September 30, 2008 compared to net loss of $(1,822,783) for the nine months ended September 30, 2007. We had earnings (loss) per share of $0.12 for the nine months ended September 30, 2008 compared to earnings per share of $0.10 for the nine months ended September 30, 2007.

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

As of September 30, 2008, we had $352,944 of cash and cash equivalents compared to $617,406 as of December 31, 2007. Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our current working capital needs, capital expenditures and other liquidity requirements associated with our operations. However, to the extent our allowance for bad debts in insufficient to cover our actual bad debt experience, our liquidity would be negatively impacted.

Cash Flows

Our operating activities generated net cash of $2,435,251 for the nine months ended September 30, 2008 compared to net cash of $(7,731,172) used for operating activities for the nine months ended September 30, 2007. This increase in the use of cash in operating activities is principally due to a reduction in accounts receivables and advances to suppliers.

Our investing activities used $(2,931,264) of cash for the nine months ended September 30, 2008, compared to $(3,718,394) of cash used in investing activities for the nine months ended September 30, 2007.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

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

In October 2008 the New York Federal Court presiding over the eight consolidated class actions against Bodisen and its management granted our initial motion to dismiss the cases.

In addition, the court has notified Bodisen that it also granted our second motion to dismiss, which challenged the subject matter jurisdiction of the court over about 40% of the class and thus sought to reduce the number of potential class plaintiffs significantly. The court has not provided us this written decision, however, we hope to receive it soon.

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

Bodisen Biotech, Inc.

November 14, 2008	By:	/s/ Bo Chen
Bo Chen Chairman, Chief Executive Officer and President (Principal Executive Officer)

November 14, 2008	By:	/s/ Junyan Tong
Junyan Tong Chief Financial Officer (Principal Financial and Accounting Officer)