Form 10-K
period 2008-12-31
BODISEN BIOTECH, INC
filed 2009-03-27
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 000-31539
Bodisen Biotech, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0381367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2001, FanMei Building No. 1 Naguan Zhengjie Xi’an, Shaanxi 710068 People’s Republic of China
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 011-86-29-87074957

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐

Non-accelerated filer ☐           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At June 30, 2008, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $10,941,000 based on the closing price of $0.65 as reported on the Over-the-Counter Market.

Number of shares of common stock outstanding as of March 15, 2009:  18,710,250.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2008

i

FORWARD LOOKING STATEMENTS AND CERTAIN TERMINOLOGY

This annual report contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; government policies in the People’s Republic of China; trends in industry activity generally and litigation concerning the matters surrounding our delisting from the American Stock Exchange, or Amex, as well as litigation concerning our ownership of shares in China Natural Gas. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. Any “forward-looking statements” contained in this report are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update or revise any forward-looking statements other than as required by applicable law or regulations

As used in this annual report, the terms “we,” “us,” “our,” the “Company” and “Bodisen” mean Bodisen Biotech, Inc., a Delaware corporation, and its subsidiaries (unless the context indicates a different meaning). Bodisen is a trademark of Bodisen Biotech, Inc. All other company names and trademarks included in this annual report are trademarks, registered trademarks or trade names of their respective owners.

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

Our over 60 products cover three categories: organic compound fertilizers, liquid fertilizers, and pesticides and insecticides. Organic compound fertilizer products are our leading product category, accounting for approximately 97.9% and 48.6% of our revenue in 2008 and 2007, respectively. Liquid fertilizers accounted for approximately 1.2% and 34.9% of our revenue in 2008 and 2007, respectively. Pesticides and insecticides accounted for approximately 0.9% and 16.5% of our revenue in 2008 and 2007, respectively.

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

History and Company Structure

Bodisen Biotech, Inc. was incorporated on January 14, 2000 in Delaware, and our principal place of business is based in the People’s Republic of China. Our principal executive offices are located at: Room 2001, FanMei Building, No. 1 Naguan Zhengjie, Xi’an, Shaanxi, China, 7100068. Our telephone number is +011-86-29-87074957. Our current structure is the result of a series of mergers and other combinations, including a reverse triangular merger with our predecessor, Stratabid.com, Inc. A summary of these transactions is provided below.

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

In June 2006, we created another wholly owned subsidiary in Xinjiang, China by the name of Bodisen Agriculture Material Co. Ltd.

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

Organic Compound Fertilizers

Organic compound fertilizers are our leading products, accounting for approximately 97.9% and 48.6% of our revenue in 2008 and 2007, respectively.

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

Liquid Fertilizers

Liquid fertilizer products accounted for approximately 1.2% and 34.9% of our revenue in 2008 and 2007, respectively.

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

Pesticides and Insecticides

Our pesticides and insecticides account for approximately 0.9% and 16.5% of our revenues in 2008 and 2007, respectively.

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

We expect to distribute products that are manufactured in our new Xinjiang facility through similar arrangements with distributors; however, we have not yet established relationships with distributors. The construction of our Xinjiang facility is nearly finished and we are in the process of applying production license from government.

Raw Materials

Production of organic fertilizer products, pesticides and insecticides requires a variety of raw materials, and Shaanxi Province provides numerous suppliers of such materials. We currently maintain short-term (typically one-year) supply contracts with 11 material suppliers, 7 of whom are considered “key” suppliers. This is a decrease from 19 relationships we maintained in the past. We have terminated some of our prior relationships based on problems with the quality of materials and supplier inability to satisfy contract requirements. During 2008 and 2007, we did not experience any significant delays in receiving raw materials from our suppliers, while in 2006 we had some minor issues related to road construction in front of one of our facilities.

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

One customer accounted for 17.0% and 11.2% of our revenues as of December 31, 2008 and 2007, respectively. We do not believe that our business would be materially harmed by the loss of this customer or any of our other current customers.

In November 2007 we entered into contracts providing for approximately $9.4 million worth of sales for 2008. As of December 31, 2008, we had received approximately $5.1 million in net revenues in connection with these and other sales contracts.

Following the November 2007 agricultural trade fair and exhibition in Yang Ling, we have received approximately $9 million in commitments for 2009.

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

Research and Development

In 2008, we budgeted to spend approximately $2,100 for research and development and in 2008, we focused our research and development efforts on our liquid fertilizer product line.

In 2009, we have budgeted approximately $12,000 for research and development, which we also plan to use to our liquid fertilizer product line.

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

National Certificate for Production of Industrial Products

The National Certificate for Production of Industrial Products for compounded fertilizers was issued by the National Industrial Products Production License Office on February 27, 2004. This certificate was valid until February 26, 2009.

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

While we are subject to relevant environmental laws and regulations that require outlay of capital and the obtaining of relevant permits, we do not anticipate any extraordinary capital expenditures in 2009 for such purposes. We did not make any extraordinary capital expenditures in 2008 or 2007 related to compliance with environmental laws and regulations, including expenditures necessary to obtain relevant permits.

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

Employees

As of December 31, 2008, we had a total of 283 employees. Of these employees, approximately 23 were executive and senior managers, 80 were business and accounting staff, 14 were warehouse and purchasing staff, and 20 were drivers or secretaries. The balance consists of production workers. We have not experienced any work stoppages and we consider relations with our employees to be good. We are not a party to any collective bargaining agreements.

Executive Officers of the Registrant

Certain information regarding our current executive officers is provided below:

Name	Age	Position
Bo Chen	51	President, Chief Executive Officer and Chairman of the Board
Chunsheng Wang	45	Chief Operating Officer
Junyan Tong	37	Chief Financial Officer

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

Our website is located at http://www.bodisen.com. We currently do not make our annual reports on Form 10-K, quarterly reports on Form 10-Q or current reports on Form 8-K or amendments thereto available on our website because the information is available via the SEC website. You may, however, obtain a free copy of such reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended (15 U.S.C. 78m(a) or 78o(d)) on the day of filing with the SEC by contacting the Investor Relations Department at our corporate offices by calling +011-86-29-87074957 or by sending an e-mail message to info@bodisen.com.

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

In addition, we are currently in litigation regarding our ownership of shares of China Natural Gas, which was our single largest asset, except construction in progress, based on market value of such shares at December 31, 2008. For more information relating to these matters, see Item 3 “Legal Proceedings.” Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant reputational harm, which in turn could seriously harm our business prospects and our ability to continue as a going concern.

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

As of December 31, 2008, we had $90,716 of cash and cash equivalents. Although we expect that our cash and cash flow from operations will be sufficient to meet our anticipated needs for the next twelve months, if we decide to expand our business more broadly than currently estimated, or if our business grows more rapidly than we expect, we may need to raise additional financing in the future. Our ability to obtain additional funding would be subject to a number of factors, including market conditions, operational performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive, or unavailable, to us. If we are not able to obtain additional financing in the future, we will not be able to grow our business, which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

For the year ended December 31, 2008, two vendors provided 16% and 6% of our raw materials (compared to two vendors providing 70.3%, and 10.5% of our raw materials in 2007). Although we have written agreements with these suppliers, we cannot guarantee that they will comply with the terms of our agreements, or that they will be able to deliver sufficient quantities of these raw materials in order for us to meet the increasing demand for our products. If we are not able to manufacture our products because of issues in the supply of necessary raw materials, it could have a material adverse effect on our business, financial condition and results of operations.

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

As is typical in the People’s Republic of China, we generally sell our products to distributors on a rolling basis. This means that there is a lag between when we deliver our products to our distributors (and recognize revenues for those shipments) and when we receive payment for those products. Typically, accounts are settled anywhere from one to two months and up to seven months after delivery of our products, although we may extend other payment terms to our distributors depending on their ability to pay. Often times, if a customer does not order additional products for delivery, we do not have significant leverage to ensure prompt payment of outstanding accounts. In addition to accounts receivables from customers, we also make advances to suppliers for the purchase of their materials. These activities expose us to risk of default. A farmer’s inability to sell his agricultural goods, or grow crops due to inclement weather, could hinder his ability to timely pay his credit obligations to our distributors, which affects their ability to make payment to us. Notably, in 2007, many of our customers did not make payments to our company for products delivered and we no longer believe that we will be able to collect such payments. Further, we have no guarantee that our suppliers will meet their delivery obligations to our company in order for us to produce our goods in a timely fashion. As of December 31, 2008, we had accounts receivable, net of allowance for doubtful accounts, of $719,607 compared to $618,052 in 2007, advances to suppliers of $0 compared to $9,741,090 in 2007, and we had allowances for doubtful accounts of $6,069,700 compared to $25,447,689 in 2007. If an unexpected number of our suppliers and creditors continue to default in their obligations to us, it could have a material adverse effect on our liquidity.

Adverse weather conditions could reduce demand for our products, which could have a negative effect on our revenues.

Demand for our products fluctuates significantly with weather conditions, which may delay the use of our products on crops or render them unnecessary at all. In addition, demand for our products is also affected by natural disasters such as floods, drought, hail, tornadoes and earthquakes. If demand for our products declines, this would have a negative effect on our revenues. In addition, in the event that crop yields are reduced for any reason, including natural disasters, farmers may default on their payments to our distributors, who, in turn, could default on their payments to our company. Further, we have no guarantee that our suppliers will meet their delivery obligations to our company in order for us to produce our goods in a timely fashion. In 2007, for example, there was unseasonably cold Spring weather in Shaanxi, which was followed by a flood and drought in the third quarter of 2007. These events affected crop plantings and the use of fertilizers, which had a material adverse effect on our 2007 revenues. Further, many of our customers did not make payments to our company in 2007 for products delivered and we had allowances for doubtful accounts of $6,069,700 at December 31, 2008 compared to $25,447,689 at December 31, 2007. Continued defaults could have a negative effect on our cash flows and results of operations.

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

We are a legal entity separate and distinct from Yang Ling, which is our indirect wholly-owned operating subsidiary. Aside from our financing activities, the receipt of dividends from Yang Ling is currently our only other source of cash to pay shareholder dividends and to meet our other obligations. Yang Ling is subject to Chinese regulations that currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. These accounting standards and regulations also require Yang Ling to set aside a portion of its after tax profits to fund certain reserve funds. See Note 11 to our consolidated financial statements included in this annual report for more information about these regulations. Although it has been able to do so, to date Yang Ling has not paid us any dividends. In the future, if Yang Ling does not accumulate sufficient profits under Chinese accounting standards and regulations after funding the required reserves, it will not be able to pay us any dividends, and consequently, we may be unable to pay any dividends to our stockholders.

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

Because we report our financial statements in U.S. dollars but generate virtually all of our revenues and expenses in Renminbi, we are exposed to translation risk resulting from fluctuations between the value of the U.S. dollar and the value of the Renminbi. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China, which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of December 31, 2008, the exchange rate between the Renminbi and the U.S. dollar was 6.82 Renminbi to every one U.S. dollar.

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

SEC regulations generally define “penny stocks” as equity securities that have a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of March 25, 2009, the closing bid price for our common stock was $0.25 per share. Although we currently meet the net worth exemption from the “penny stock” definition, no assurance can be given that such exemption will be maintained. If we lose the exemption, our common stock may become subject to Rule 15g-9 under the Exchange Act, which regulations are commonly referred to as the “Penny Stock Rules.” The Penny Stock Rules impose additional sales practice requirements on broker-dealers prior to selling penny stocks, which may make it burdensome to conduct transactions in our shares. If our shares become subject to the Penny Stock Rules, it may be difficult to sell shares of our stock, and because it may be difficult to find quotations for shares of our stock, it may be impossible to accurately price an investment in our shares. There can be no assurance that our common stock will continue to qualify for an exemption from the Penny Stock Rules. In any event, even if our common stock continues to remain exempt from the Penny Stock Rules, we remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased office space located at Room 2001, FanMei Building No. 1 Naguan Zhengjie, Xian, Shaanxi province, People’s Republic of China, 710068, and the telephone number is +011-86-29-87074957. The office space is approximately 328 square meters in area.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2007	$5.40	$3.31
2nd Quarter 2007	$3.43	$1.75
3rd Quarter 2007	$2.75	$0.87
4th Quarter 2007	$2.92	$0.64
1st Quarter 2008	$1.01	$0.65
2nd Quarter 2008	$0.80	$0.40
3rd Quarter 2008	$0.65	$0.11
4th Quarter 2008	$0.55	$0.10

As of March 25, 2009, there were approximately 411 holders of record of our common stock.

Of the approximately 411 holders of record, 28 holders of record currently hold shares of our common stock on behalf of additional persons residing in the People’s Republic of China. Some or all of the 19 stockholders of Bodisen International (which, prior to the “reverse merger,” was the parent of Yang Ling, our principal operating subsidiary) who received stock in the “reverse merger” held at least a portion of such shares on behalf of additional persons residing in the People’s Republic of China. Prior to the reverse merger that resulted in our current corporate structure, various individuals provided investment capital to Yang Ling. After the reverse merger, we issued share certificates for our common stock to reflect the value of the earlier investments. Pursuant to an arrangement with the initial investors, we issued share certificates to certain individuals other than the initial investors (including Qiong Wang, a Director, and Bo Chen, our Chairman, CEO and President), who held title to those shares as nominee for the benefit of those investors. Following our reverse merger and our payment of a three for one stock dividend, Ms. Wang held legal title to a total of 3,748,780 shares, of which she held 3,028,780 as nominee for the benefit of the initial investors and 720,000 for her own benefit, and Mr. Chen held legal title to 3,584,096 shares, of which he held 2,894,096 as nominee for the benefit of the initial investors and 690,000 for his own benefit. Thus, Ms. Wang and Mr. Chen held 5,922,876 shares beneficially for others, apart from the shares they held for themselves.

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

Accordingly, we established a reserve for the annual contribution of 10% of net income to the welfare fund, and the amount included in the statutory reserve for the years ended December 31, 2008 and 2007 amounted to $0 and $0, respectively.

Recent Issuances of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Intentionally Omitted.

  ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

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

Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2008 and 2007 and for the two-year period ended December 31, 2008.

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

Critical Accounting Policies and Estimates

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

Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007

Revenue. We generated revenues of $7,594,458 for the year ended December 31, 2008, a decrease of $4,514,121 or 37.3%, compared to $12,108,579 for the year ended December 31, 2007. The significant decrease in revenue was due to the abnormally cold spring time weather of Shaanxi province, which affected crop plantings and decreased the use of fertilizer.

Gross Profit. We achieved a gross profit of $2,030,113 for the year ended December 31, 2008, a decrease of $3,316,096 or 62.0%, compared to $5,346,209 for the year ended December 31, 2007. The significant decrease in gross profit was due to the significant decrease in revenue as result of decreased sales, and, to a lesser extent, increased commodities prices, which increased our costs of revenues. Gross margin (gross profit as a percentage of revenues), decreased, from 44.2% for the year ended December 31, 2007, to 26.7% for the year ended December 31, 2008 primarily due to changes in overall product mix comprising sales.  In addition, during 2008, the Company sold approximately $2,600,000 of older inventory to a customer at cost.

Operating expenses. We incurred operating expenses of $11,036,750 for the year ended December 31, 2008, a decrease of $19,872,954 or 64.3% compared to $30,909,704 for the year ended December 31, 2007. The significant decrease in our operating expenses is due to the decrease in our general and administrative expenses as a result of a significant increase in allowance for doubtful accounts in 2007.

Aggregated selling expenses accounted for $2,558,396 of our operating expenses for the year ended December 31, 2008, an increase of $785,852 or 44.4% compared to $1,772,544 for the year ended December 31, 2007. The increase in our aggregated selling expenses is primarily due the increase in advertising expense.  General and administrative expenses accounted for $5,866,097 of our operating expenses for the year ended December 31, 2008, which decreased $23,197,160 or 79.9% compared to $29,137,160 for the year ended December 31, 2007.  The significant decrease in our general and administrative expenses is primarily related to an increase during 2007 in our allowance for doubtful accounts, legal fees associated with litigation and other matters in connection with the Amex delisting and a loss of approximately $1,700,000 due to storm damage in August 2007.  Write down of assets in 2008 consisted of a write down of our inventory of $1,624,397 due to obsolescence and a write down of an investment of $987,860.

Non Operating Income and Expenses. We had total non-operating income of $2,045,834 for the year ended December 31, 2008 compared to total non-operating income of $274,276 for the year ended December 31, 2007.  Other income was $1,889,898 for the year ended December 31, 2008 compared to $(69,519) for the year ended December 31, 2007.  The change is primarily due to bad debt recoveries during the year ended December 31, 2008.  Total non-operating income includes interest income of $155,936 for the year ended December 31, 2008 compared to only $348,113 of interest income for the year ended December 31, 2007.

Net Income (Loss). For the foregoing reasons, we had a net loss of $6,919,037 for the year ended December 31, 2008, a decrease of $18,408,355 or 72.7% compared to net loss of $25,327,392 for the year ended December 31, 2007.  We had earnings (loss) per share of $(0.37) for the year ended December 31, 2008 compared to earnings per share of $(1.38) for the year ended December 31, 2007.

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

As of December 31, 2008, we had $90,716 of cash and cash equivalents compared to $617,406 as of December 31, 2007. The significant decrease in cash is due to an increase in net cash used in investing.

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

Cash Flows

We had $6,161,699 provided by our operating activities for the year ended December 31, 2008 compared to $7,932,725 used in 2007. The significant increase in cash provided was due to the advances from the suppliers and the receipt of other receivables.

We used $6,924,024 of cash for investing activities for the year ended December 31, 2008, compared to $3,743,357 in 2007.  We used cash of $9,117,104 in connection with additions to construction in process for the year ended December 31, 2008 compared to $3,648,750 in 2007.

We had no cash provided by financing activities for the year ended December 31, 2008 and 2007.

Loan Receivables

In August 2006, we made an unsecured loan of $1,306,745 to one of our suppliers. Because we will receive interest payments (at a rate of 13% per annum) on this amount from the supplier, we account for this as a loan rather than an advance to a supplier. This loan is to be repaid by August 2008. In November 2006, we made an unsecured $814,096 advance payment to a company for the installation of a facility to house a new compound fertilizer production line in a new building.  The installation of that facility occurred in November 2007. We accounted for this as a loan under applicable accounting rules because the advance payment bears interest at rate of 13% per annum.  These two loan receivables were paid off during 2008.  See Note 7 to our annual consolidated financial statements included in this Form 10-K.

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

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements except for the remaining pre-payments under the land-lease arrangement described above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally Omitted

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bodisen Biotech, Inc. and Subsidiaries
 Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Contents

Report of Independent Registered Public Accounting Firm

MORGENSTERN, SVOBODA, & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@GMAIL.COM

Board of Directors and Stockholders of
Bodisen Biotech, Inc.

We have audited the accompanying consolidated balance sheets of Bodisen Biotech, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007 and the financial statement schedule for the years ended December 31, 2008 and 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bodisen Biotech, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2008 and 2007,  in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
March ___, 2009

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$90,716	$617,406
Accounts receivable, net of allowance for doubtful accounts of $6,069,700 and $25,447,689	719,607	618,052
Other receivable	375,780	2,292,763
Inventory	2,629,280	1,179,448
Advances to suppliers	-	9,741,090
Prepaid expense and other current assets	803,091	5,066,015

Total current assets	4,618,474	19,514,774

PROPERTY AND EQUIPMENT, net	5,373,232	5,306,254

CONSTRUCTION IN PROGRESS	17,542,626	7,722,756

MARKETABLE SECURITY	6,191,304	14,239,999

INTANGIBLE ASSETS, net	5,093,073	2,050,652

OTHER ASSETS	3,669,063	3,720,785

LOAN RECEIVABLE	-	2,439,275

TOTAL ASSETS	$42,487,772	$54,994,495

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$710,475	$1,186,768
Accrued expenses	102,556	219,936

Total current liabilities	813,031	1,406,704

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 18,710,250 and 18,310,250	1,871	1,831
Additional paid-in capital	33,945,822	33,860,062
Other comprehensive income	11,440,962	16,520,775
Statutory reserve	4,314,488	4,314,488
Retained earnings	(8,028,402)	(1,109,365)
Total stockholders' equity	41,674,741	53,587,791

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,487,772	$54,994,495

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Net Revenue	$7,594,458	$12,108,579

Cost of Revenue	5,564,345	6,762,370

Gross profit	2,030,113	5,346,209

Operating expenses
Selling expenses	2,558,396	1,772,544
General and administrative expenses	5,866,097	29,137,160
Write down of assets	2,612,257	-

Total operating expenses	11,036,750	30,909,704

Income (loss) from operations	(9,006,637)	(25,563,495)

Non-operating income (expense):
Other income (expense), net	1,889,898	(69,519)
Interest income	155,936	348,113
Interest expense	-	(4,318)

Total non-operating income (expense)	2,045,834	274,276

Loss before provision for income taxes	(6,960,803)	(25,289,219)

Provision (benefit) for income taxes	(41,766)	38,173

Net loss	(6,919,037)	(25,327,392)

Other comprehensive income (loss)
Foreign currency translation gain	2,968,882	3,349,735
Unrealized gain (loss) on marketable equity security	(8,048,695)	7,739,130

Comprehensive loss	$(11,998,850)	$(14,238,527)

Weighted average shares outstanding :
Basic	18,474,388	18,310,250
Diluted	18,474,388	18,310,250

Loss per share:
Basic	$(0.37)	$(1.38)
Diluted	$(0.37)	$(1.38)

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
						Retained
			Additional	Other		Earnings/	Total
	Common Stock		Paid	Comprehensive	Statutory	(Accumulated	Stockholders'
	Shares	Amount	in Capital	Income	Reserve	Deficit)	Equity

Balance, December 31, 2006	18,310,250	$1,831	$33,860,062	$5,431,910	$4,314,488	$24,218,027	$67,826,318

Change in foreign currency translation gain				3,349,735			3,349,735

Change in unrealized gain on marketable equity security				7,739,130			7,739,130

Net loss						(25,327,392)	(25,327,392)

Transfer to statutory reserve					-	-	-

Balance, December 31, 2007	18,310,250	1,831	33,860,062	16,520,775	4,314,488	(1,109,365)	53,587,791

Change in foreign currency translation gain				2,968,882			2,968,882

Change in unrealized gain on marketable equity security				(8,048,695)			(8,048,695)

Issuance of 400,000 common stock for consulting services	400,000	40	59,960				60,000

Value of warrants issued for consulting services			25,800				25,800

Net loss						(6,919,037)	(6,919,037)

Transfer to statutory reserve					-	-	-

Balance, December 31, 2008	18,710,250	$1,871	$33,945,822	$11,440,962	$4,314,488	$(8,028,402)	$41,674,741

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,919,037)	$(25,327,392)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	519,370	478,027
Allowance for (recovery of )bad debts	(1,879,558)	23,777,908
Write down of assets	2,612,257	-
Common stock issued for services	60,000	-
Value of warrants issued for services	25,800	-
(Increase) / decrease in assets:
Accounts receivable	(1,468,913)	(4,965,277)
Other receivable	2,041,625	(1,596,224)
Inventory	(2,968,248)	711,601
Deposits	-	(100,501)
Advances to suppliers	10,242,896	3,656,973
Prepaid expense	4,442,283	(4,566,786)
Other assets	95,574	-
Increase / (decrease) in current liabilities:
Accounts payable	(512,590)	144,607
Other payable	(129,760)	(145,661)

Net cash provided by (used in) operating activities	6,161,699	(7,932,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(64,871)	(94,607)
Additions to construction in progress	(9,117,104)	(3,648,750)
Acquisiton of intangible assets	(306,981)	-
Repayment of loans receivable	2,564,932	-

Net cash used in investing activities	(6,924,024)	(3,743,357)

Effect of exchange rate changes on cash and cash equivalents	235,635	469,161

NET DECREASE IN CASH & CASH EQUIVALENTS	(526,690)	(11,206,921)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	617,406	11,824,327

CASH & CASH EQUIVALENTS, END OF PERIOD	$90,716	$617,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Transfer of land rights from other assets to intangible assets	$2,696,003	$-
Receivables exchanged for investment interest in Chinese company	$3,291,264	$-

The accompanying notes are an integral part of these consolidated financial statements

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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
For the Years Ended December 31, 2008 and 2007

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
For the Years Ended December 31, 2008 and 2007

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

At December 31, 2008 and 2007, the following are the details of the property and equipment:

	2008	2007

Operating equipment	$1,112,855	$1,025,862
Vehicles	760,694	722,360
Office equipment	87,552	81,671
Buildings	5,120,668	4,735,665
	7,081,768	6,565,558
Less accumulated depreciation	(1,708,536)	(1,259,304)
	$5,373,232	$5,306,254

Depreciation expense for the years ended December 31, 2008 and 2007 was $364,640 and $336,610, respectively.

On December 31, 2008 and 2007, the Company has “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $17,542,626 and $7,722,756, respectively.

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

Long-Lived Assets

The applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 there were no significant impairments of its long-lived assets.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2008.

Description	Level 1	Level 2	Level 3

Assets
Marketable securities	$-	$6,191,304	$-

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

The Company’s revenue is earned in three product lines, which are as follows:

	For the Years End December 31,
	2008	2007
Compound fertilizer	$7,435,718	$5,882,663

Liquid fertilizer	94,084	4,225,933

Pesticide	64,656	1,999,983

	$7,594,458	$12,108,579

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2008 and 2007 were insignificant.

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
For the Years Ended December 31, 2008 and 2007

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi. The unit of Renminbi is in Yuan. Translation gains of $8,117,004 and $5,148,122 at December 31, 2008 and 2007, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. During the years ended December 31, 2008 and 2007, other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains of $2,968,882 and $3,349,735, respectively.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

	2008		2007
		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic earnings per share	18,474,338	$(0.37)	18,310,250	$(1.38)

Effect of dilutive stock options	-	-	-	-

Diluted earnings per share	18,474,338	$(0.37)	18,310,250	$(1.38)

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the year ended December 31, 2008 presentation.

Recent Pronouncements

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
For the Years Ended December 31, 2008 and 2007

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

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Note 4 - Inventory

Inventory at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Raw Material	$1,290,591	$425,542
Packaging	100,926	250,018
Finished Goods	1,237,761	691,730
Consumables	--	336
	2,629,278	1,367,626
Less : Obsolescence Reserve	--	(188,178)
Net Inventory	$2,629,278	$1,179,448

During the year ended December 31, 2008, the Company wrote down the value its inventory by $1,624,397 due to obsolescence.

Note 5 – Marketable Security

During 2005, the Company purchased 2,063,768 shares of China Natural Gas, Inc. (traded on the OTCBB: CHNG) for $2,867,346.  At December 31, 2008 and 2007, the fair value of this investment was $6,191,304 and $14,239,999, respectively, which resulted in an unrealized gain (loss) of ($8,048,695) and $7,739,130 for the years ended December 31, 2008 and 2007, respectively, which is included in other comprehensive income (loss). At December 31, 2008, this represented a 7.1% interest in China Natural Gas, Inc.  The CEO of China Natural Gas was a former board member of the Company. See Note 14 for litigation regarding these shares of common stock of China Natural Gas, Inc.

Note 6 –Other Long-term Assets

During 2006, the Company acquired a 19.5% and a 19.8% interest in two local companies by investing a total amount of $1,156,861 in cash.

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company.  The Company has written down the value of this investment by $987,860 at December 31, 2008.

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

These two loan receivables were paid off during 2008.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Note 8– Intangible Assets

Net intangible assets at December 31, 2008 and 2007 were as follows:

	2008	2007
Rights to use land	$5,061,427	$1,873,929
Fertilizers proprietary technology rights	1,173,600	1,096,704
	6,235,027	2,970,633
Less Accumulated amortization	(1,141,954)	(919,981)
	$5,093,073	$2,050,652

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

Amortization expense for the Company’s intangible assets for the years ended December 31, 2008 and 2007 amounted to $154,730 and $141,416, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:  2009-$150,000, 2010-$150,000, 2011-$150,000, 2012- $150,000; 2013 - $150,000 and thereafter - $4,340,000.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Note 9 – Stock Options

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2006	136,000	$5.39	$50,000
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2007	136,000	$5.39	$0
Granted	400,000	0.70
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2008	536,000	$1.89	$0

Following is a summary of the status of options outstanding at December 31, 2008:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$5.00	100,000	0.68	$5.00	100,000	$5.00
$5.80	10,000	1.25	$5.80	10,000	$5.80
$6.72	26,000	2.00	$6.72	26,000	$6.72
$0.70	400,000	2.25	$0.70	400,000	$0.70

The assumptions used in calculating the fair value of warrants granted in 2008 using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	2.05%
Expected life of the options	2.5 years
Expected volatility	128%
Expected dividend yield	0%

Note 10 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries to the employee welfare plan. The total expense for the welfare plan was $0 and $0 for the years ended December 31, 2008 and 2007, respectively. The Company has recorded welfare payable of $0 and $71,908 at December 31, 2008 and 2007, respectively, which is included in accrued expenses in the accompanying consolidated balance sheet.

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

The Company has appropriated $0 and $0 as reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2008 and 2007, respectively.

Note 12 – Factory Location and Lease Commitments

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

In August 2006, the Company entered into a 30-year land-lease arrangement with the government of the People’s Republic of China, under which the Company pre-paid $2,529,818 upon execution of the contract of lease expense for the next 15 years. The Company agreed to make a prepayment for the next eight years in November 2021, and will make a final pre-payment in November 2029 for the remaining seven years. The annual lease expense amounts to approximately $169,580.

Note 13 – Current Vulnerability Due to Certain Concentrations

Two vendors provided 16% and 6% of the Company’s raw materials for the year ended December 31, 2008.  Two vendors provided 70.3% and 10.5% of the Company’s raw materials for the year ended December 31, 2007.

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
For the Years Ended December 31, 2008 and 2007

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The reasons that our Chief Executive Officer and Chief Financial Officer arrived at this conclusion include:

•
Our inability to complete the Management’s Annual Report on Internal Control over Financial Reporting. For the reasons described below under “Internal Control over Financial Reporting,” our management’s assessment of our internal control over financial reporting for the years ended December 31, 2008 and 2007 have not been completed. Because we were not able to complete the internal control reports within the time periods prescribed and include such reports in our annual reports on Form 10-K for the years ended December 31, 2008 and 2007, our management is not able to make a determination at this time that our disclosure controls and procedures were effective as of December 31, 2008.

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

Although we are now a “smaller reporting company,” in prior periods we were considered to be an “accelerated filer” under the rules and regulations of the Commission. As an accelerated filer, we were required to evaluate and assess our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) as of the end of the period covered by our annual report on Form 10-K for the year ended December 31, 2006. Although we had engaged an outside consulting firm in September 2006 to assist us in preparing to implement SOX 404, we did not know that we would be considered an “accelerated filer” until the end of 2006 and would thus be required to include such report on our 2006 annual report. Because we did not have an accurate understanding of when compliance with SOX 404 was required, our work to implement SOX 404 was not sufficiently advanced in order for us to complete the evaluation on a timely basis with respect to the period ending December 31, 2006. Moreover, management has been unable to fully complete its evaluation and assessment with respect to the period ending December 31, 2008 prior to the filing of this Form 10-K for the year ended December 31, 2008. Management believes that any such assessment should be based on the criteria established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Although our independent registered public accounting firm, Morgenstern, Svoboda & Baer, P.C.. has not specifically identified any significant deficiencies or material weaknesses, our management has concluded that its internal control over financial reporting for the period ending December 31, 2008 was not effective.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Had management been able to complete its assessment, such report would not have been subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report for the year ended December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Position
Bo Chen	51	Chairman, Chief Executive Officer and President
Qiong Wang	43	Director
Patrick McManus	54	Director
Chenglin Guo	40	Director
Chunsheng Wang	45	Chief Operating Officer
Junyan Tong	37	Chief Financial Officer

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

On June 4, 2007 and as previously disclosed on a Current Report on Form 8-K, Yiliang Lai resigned as our Chief Financial Officer, and our Board of Directors appointed Junyan Tong as our Chief Financial Officer with immediate effect. On February 19, 2008 and as previously disclosed on a Current Report on Form 8-K, David Gatton resigned from our Board of Directors. Mr. Gatton’s resignation was due to personal reasons and not because of any disagreement with the Company on any matter relating to the Company’s operations, policies or procedures.  On December 8, 2008 and as previously disclosed on a Current Report on Form 8-K, Linzhang Zhu resigned from our Board of Directors. Mr. Gatton’s resignation was due to personal health reasons and not because of any disagreement with the Company on any matter relating to the Company’s operations, policies or procedures.

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

Chenglin Guo, Director of Bodisen - Mr. Guo has an economic management Bachelor Degree from Tianjing Commercial University.  He is also an engineer and from 1995 to 1996 Mr. Guo was the Manager of Yangling Industry and Commercial Union Training School.  From 1997 to 1999 he was the head of Xianyang Industry and Commercial Union Training School, the Vice Head Secretary of Xianyang Commercial Union, and Manager of Xianyang Industry and Commercial Economic Consulting Center. From 2000 to present, he has been working in a social service position.

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

Committees

Our Board of Directors has a Nominating Committee and a Compensation Committee.

The committees and the committee members are listed below:

1.    Nominating Committee: Chenglin Guo (Chairman) and Patrick McManus
2.    Compensation Committee: Patrick McManus (Chairman) and Chenglin Guo

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

Based upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for the fiscal year ended December 31, 2008, we have determined that our directors, officers and greater-than-10% beneficial owners complied with all applicable Section 16 filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all officers, directors and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. A copy of the Company’s Code of Ethics is included as an exhibit to this annual report. Stockholders may request a free copy of the Code of Ethics by contacting the Investor Relations Department at our corporate offices by calling +011-86-29-87074957, or by sending an e-mail message to info@bodisen.com.

Nominating Procedures

During 2008 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table contains information concerning the compensation of our executive officers and other most highly compensated executive officers for the fiscal year ended December 31, 2007.

Summary Compensation Table

Name And Principal Position (a)	Year (b)	Salary (1) ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen- sation ($) (g)	Nonqualified Deferred Compen- sation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Qiong Wang, former Chief Executive Officer	2008	6,223	N/A	N/A	N/A	N/A	N/A	N/A
	2007	6,025	N/A	N/A	N/A	N/A	N/A	N/A	6,025
Bo Chen	2008	7,628	N/A	N/A	N/A	N/A	N/A	N/A
President and current Chief Executive Officer	2007	5,188	N/A	N/A	N/A	N/A	N/A	N/A	5,188
Junyan Tong	2008	3,712	N/A	N/A	N/A	N/A	N/A	N/A
current Chief
Financial Officer	2007	3,138	N/A	N/A	N/A	N/A	N/A	N/A	3,138
Chunsheng Wang	2008	4,327	N/A	N/A	N/A	N/A	N/A	N/A
Chief Operating
Officer	2007	4,351	N/A	N/A	N/A	N/A	N/A	N/A	4,351

(1) All compensation for the officers identified in this table was paid in Chinese Renminbi, and is expressed in U.S. dollars based on the exchange rate in effect as of the last day of the relevant period. The exchange rates between the Renminbi and the U.S. dollar were 6.82 and 7.17 Renminbi to every one U.S. dollar at December 31, 2008 and 2007, respectively.

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers had unexercised options, stock that has not vested, or equity incentive plan awards outstanding as of December 31, 2008.

Compensation of Directors

Directors of the Company receive compensation for their services and reimbursement for their expenses as determined by the Board of Directors from time to time.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) I	Option Awards ($) (d)	Non-Equity Incentive Plan Compen- sation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Patrick McManus	24,000	N/A	N/A	N/A	N/A	N/A	24,000
Chenglin Guo	0	N/A	N/A	N/A	N/A	N/A	0
Linzhang Zhu*	3,870	N/A	N/A	N/A	N/A	N/A	3,870
* Mr. Zhu resigned from our Board effective December 8, 2008.

Compensation Committee

Our Board of Directors has a Compensation Committee, which is composed of Patrick McManus and Chenglin Guo. The function of the Compensation Committee is to evaluate, recommend to the Board of Directors, and/or determine, the compensation levels of the Company’s executives, including the Chief Executive Officer, and the equity allocations relating to the Company’s equity programs.

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

Mr. Gatton resigned from our Board of Directors effective February 19, 2008.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	136,000	$5.39	864,000
Total	136,000		864,000

During 2008, we also granted to a consultant, 400,000 options to purchase shares of our common stock for $0.70 per share.  These share we granted outside of the 2004 Stock Option Plan.

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

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)
Qiong Wang	720,000	3.85%
Bo Chen	690,000	3.69%
Patrick McManus (3)	68,000	*
Chunsheng Wang	0	*
Junyan Tong	0	*
Chenglin Guo	0	*
All officers and directors as a group (6 persons)	1,478,000	7.87%

*	Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Bodisen Biotech, Inc., Room 2001, FanMei Building, No. 1 Naguan Zhengjie, Xi’an, Shaanxi, China, 710068.

(2)
Applicable percentage ownership is based on 18,710,520 shares of common stock outstanding as of April 14, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of April 14, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 14, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for each of the fiscal years ended December 31, 2008 and 2006 for professional services rendered by the principal accountant for the audit our annual financial statements and review of the financial statements included our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees	$98,360	$57,500
Audit Related Fees	$22,100	27,997
Tax Fees	-	-
All Other Fees	-	-
Total	$124,460	$85,497

Audit services include fees associated with the annual audit and the review of documents filed with the Securities and Exchange Commission. Audit-related fees principally include fees reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees. Tax fees included tax compliance, tax advice and tax planning work.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

A list of the financial statements of the Company filed as part of this Report can be found in the Index to Financial Statements on page F-1.

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

Bodisen Biotech, Inc.

March 31, 2009	By:	/s/ Bo Chen
Bo Chen
Chief Executive Officer (Principal Executive Officer)

March 31, 2009	By:	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bo Chen
Bo Chen	Chairman, Chief Executive Officer and President	March 31, 2009
/s/ Junyan Tong
Junyan Tong	Chief Financial Officer	March 31, 2009
/s/ Wang Qiong
Wang Qiong	Director	March 31, 2009
/s/ Patrick McManus
Patrick McManus	Director	March 31, 2009
/s/ Chenglin Guo
Chenglin Guo	Director	March 31, 2009

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Company’s Form SB-2 filed September 3, 2002)
3.2	By-Laws (incorporated by reference to Company’s Form SB-2 filed September 3, 2002).
10.1	Bodisen Biotech, Inc. 2004 Stock Option Plan (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005)
10.2	Form of Bodisen Biotech, Inc. Nonstatutory Stock Option Agreement (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005)
14.1	Code of Ethics and Business Conduct for Officers, Directors and Employees of Bodisen Biotech, Inc. (incorporated by reference to the Company’s Form 10-K filed April 30, 2007)
21.1	Schedule of Subsidiaries (incorporated by reference to the Company’s Form 10-K filed April 30 ,2007)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith