Form 10-K/A
period 2008-12-31
BODISEN BIOTECH, INC
filed 2009-03-30
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Aggregated selling expenses accounted for $2,558,396 of our operating expenses for the year ended December 31, 2008, an increase of $785,852 or 44.3% compared to $1,772,544 for the year ended December 31, 2007. The increase in our aggregated selling expenses is primarily due the increase in advertising expense.  General and administrative expenses accounted for $5,866,097 of our operating expenses for the year ended December 31, 2008, which decreased $23,271,063 or 79.9% compared to $29,137,160 for the year ended December 31, 2007.  The significant decrease in our general and administrative expenses is primarily related to an increase during 2007 in our allowance for doubtful accounts, legal fees associated with litigation and other matters in connection with the Amex delisting and a loss of approximately $1,700,000 due to storm damage in August 2007.  Write down of assets in 2008 consisted of a write down of our inventory of $1,624,397 due to obsolescence and a write down of an investment of $987,860.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally Omitted

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bodisen Biotech, Inc. and Subsidiaries
 Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Contents

MORGENSTERN, SVOBODA & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, N.Y.10005
TEL:  (212) 925-9490
FAX: (212) 226-9134
E-MAIL:  MSBCPAS@gmail.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Bodisen Biotech, Inc.

We have audited the accompanying consolidated balance sheets of Bodisen Biotech, Inc as of December, 31 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008. Bodisen Biotech, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bodisen Biotech, Inc and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Morgenstern, Svoboda & Baer CPA’s P.C.
Morgenstern, Svoboda & Baer CPA’s P.C.
Certified Public Accountants

New York, N.Y.
March 27, 2009

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

At December 31, 2008 and 2007, the following are the details of the property and equipment:

	2008	2007

Operating equipment	$1,112,855	$1,025,862
Vehicles	760,694	722,360
Office equipment	87,552	81,671
Buildings	5,120,667	4,735,665
	7,081,768	6,565,558
Less accumulated depreciation	(1,708,536)	(1,259,304)
	$5,373,232	$5,306,254

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

Summary Compensation Table

Name And Principal Position (a)	Year (b)	Salary (1) ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen- sation ($) (g)	Nonqualified Deferred Compen- sation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Qiong Wang, former Chief Executive Officer	2008	6,223	N/A	N/A	N/A	N/A	N/A	N/A	6,223
	2007	6,025	N/A	N/A	N/A	N/A	N/A	N/A	6,025
Bo Chen	2008	7,628	N/A	N/A	N/A	N/A	N/A	N/A	7,628
President and current Chief Executive Officer	2007	5,188	N/A	N/A	N/A	N/A	N/A	N/A	5,188
Junyan Tong	2008	3,712	N/A	N/A	N/A	N/A	N/A	N/A	3,712
current Chief
Financial Officer	2007	3,138	N/A	N/A	N/A	N/A	N/A	N/A	3,138
Chunsheng Wang	2008	4,327	N/A	N/A	N/A	N/A	N/A	N/A	4,327
Chief Operating
Officer	2007	4,351	N/A	N/A	N/A	N/A	N/A	N/A	4,351

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

Bodisen Biotech, Inc.

March 30, 2009	By:	/s/ Bo Chen
Bo Chen
Chief Executive Officer (Principal Executive Officer)

March 30, 2009	By:	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bo Chen
Bo Chen	Chairman, Chief Executive Officer and President	March 30, 2009
/s/ Junyan Tong
Junyan Tong	Chief Financial Officer	March 30, 2009
/s/ Wang Qiong
Wang Qiong	Director	March 30, 2009
/s/ Patrick McManus
Patrick McManus	Director	March 30, 2009
/s/ Chenglin Guo
Chenglin Guo	Director	March 30, 2009

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Company’s Form SB-2 filed September 3, 2002)
3.2	By-Laws (incorporated by reference to Company’s Form SB-2 filed September 3, 2002).
10.1	Bodisen Biotech, Inc. 2004 Stock Option Plan (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005)
10.2	Form of Bodisen Biotech, Inc. Nonstatutory Stock Option Agreement (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005)
14.1	Code of Ethics and Business Conduct for Officers, Directors and Employees of Bodisen Biotech, Inc. (incorporated by reference to the Company’s Form 10-K filed April 30, 2007)
21.1	Schedule of Subsidiaries (incorporated by reference to the Company’s Form 10-K filed April 30 ,2007)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith