Form 10-Q
period 2009-03-31
BODISEN BIOTECH, INC
filed 2009-05-15
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

011-86-29-87074957
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☐

On May  14, 2009 there were 18,710,250 of the registrant’s common stock were outstanding.

BODISEN BIOTECH, INC.
Index

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet as of March 31, 2009 (unaudited)
	and December 31, 2008	2

	Consolidated Statements of Operations and Other Comprehensive Income
	(Loss) for the three months ended March 31,
	2009 and 2008 (unaudited)	3

	Consolidated Statements of Cash Flows for the
	three months ended March 31, 2009 and 2008 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	21

PART II.	OTHER INFORMATION	21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$224,605	$90,716
Accounts receivable and other receivable, net of allowance for
doubtful accounts of $5,577,944 and $6,069,700	2,063,532	719,607
Other receivables	401,856	375,780
Inventory	1,998,342	2,629,280
Advances to suppliers	174,142
Prepaid expense and other current assets	787,180	803,091
Total current assets	5,649,657	4,618,474

PROPERTY AND EQUIPMENT, net	5,258,688	5,373,232

CONSTRUCTION IN PROGRESS	17,533,332	17,542,626

MARKETABLE SECURITY	5,468,985	6,191,304

INTANGIBLE ASSETS, net	5,031,415	5,093,073

OTHER ASSETS	2,960,954	3,669,063

LOAN RECEIVABLE		-

TOTAL ASSETS	$41,903,031	$42,487,772

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$374,717	$710,475
Accrued expenses	82,823	102,556

Total current liabilities	457,540	813,031

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares;
issued and outstanding 18,710,250 and 18,710,250	1,871	1,871
Additional paid-in capital	33,945,822	33,945,822
Other comprehensive income	10,664,293	11,440,962
Statutory reserve	4,314,488	4,314,488
Retained Earnings	(7,480,983)	(8,028,402)
Total stockholders' equity	41,445,491	41,674,741

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,903,031	$42,487,772

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)

Net Revenue	$1,535,035	$908,519

Cost of Revenue	1,323,284	567,288

Gross profit	211,751	341,231

Operating expenses
Selling expenses	12,246	182,259
General and administrative expenses	152,482	659,344
Loss on disposal of assets	11,914	-
Total operating expenses	176,642	841,603

Loss from operations	35,109	(500,372)

Non-operating income (expense):
Other income (expense)	482,797	2,212,059
Interest income	192	56,248
Interest expense	(75)	-
Loss on the sale of investment	(130,247)	-
Equity income in investment	159,643	-
Total non-operating income (expense)	512,310	2,268,307

Loss before provision for income taxes	547,419	1,767,935

Provision for income taxes	-	-

Net income	547,419	1,767,935

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(54,350)	1,900,030
Unrealized loss on marketable equity security	(722,319)	(3,281,391)

Comprehensive income (loss)	$(229,250)	$386,574

Weighted average shares outstanding :
Basic	18,710,250	18,310,250
Diluted	18,710,250	18,310,250

Earnings per share:
Basic	$0.03	$0.10
Diluted	$0.03	$0.10

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$547,419	$1,767,935
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	147,101	118,141
Loss on disposal of assets	11,914	-
Loss on the sale of investment	130,247	-
Recovery of bad debts	(483,514)	(2,370,691)
Equity income in investment	(159,643)
(Increase) / decrease in assets:
Accounts receivable	(861,484)	1,670,737
Other receivable & Loan Receivable	(26,589)	(1,264,440)
Inventory	627,397	(495,907)
Advances to suppliers	(174,154)	682,752
Prepaid expense	14,817	49,372
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(335,494)	(89,350)
Accrued expenses	(16,640)	(44,532)

Net cash provided by (used in) operating activities	(578,623)	24,017

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment		(64,214)
Additions to construction in progress	(14,624)	-
Proceeds from sale of investment	735,480	47,403

Net cash provided by (used in) investing activities	720,856	(16,811)

Effect of exchange rate changes on cash and cash equivalents	(8,344)	143,788

NET INCREASE IN CASH & CASH EQUIVALENTS	133,889	150,994

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	90,716	617,406

CASH & CASH EQUIVALENTS, END OF PERIOD	$224,605	$768,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the Chinese Yuan Renminbi (RMB) and the accounts of the U.S. parent company are maintained in the U.S. Dollar (USD).   The accounts of the Chinese subsidiaries were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency for the Chinese subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009	December 31, 2008
Operating equipment	$1,111,339	$1,112,855
Vehicles	722,903	760,694
Office equipment	87,432	87,552
Buildings	5,113,686	5,120,667
	7,035,360	7,081,768
Less accumulated depreciation	(1,776,672)	(1,708,536)
	$5,258,688	$5,373,232

Depreciation expense for the three months ended March 31, 2009 and 2008 was $92,383 and $80,506, respectively.

On March 31, 2009 and December 31, 2008, the Company had “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $17,533,332 and $17,542,626 respectively.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

Investment income, principally dividends, is recorded when earned. Realized capital gains and losses are calculated based on the cost of securities sold, which is determined by the "identified cost" method.

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009 there were no significant impairments of its long-lived assets.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at March 31, 2009.

Description	Level 1	Level 2	Level 3
Assets
Marketable securities	$-	$5,468,985	$-

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
Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2009 and 2008 were insignificant.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)
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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $8,062,654 and $8,117,004 at March 31, 2009 and December 31, 2008, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the three months ended March 31, 2009 and 2008, other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains (loss) of $(54,350) and $1,900,030, respectively.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008:

	2009		2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	18,710,250	$0.03	18,310,250	$0.10
Effect of dilutive stock options/warrants	-	-	-	-
Diluted earnings per share	18,710,250	$0.03	18,310,250	$0.10

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

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

Recent Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company does not believe this standard will have a material impact on the Company’s consolidated results of operations or financial condition.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.

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

Note 4 – Inventory

Inventory at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Raw Material	$999,172	$1,290,591
Packaging	103,981	100,926
Finished Goods	895,189	1,237,761
	1,998,342	2,629,278
Less Obsolescence Reserve	-	--
Inventory, net	$1,998,342	$2,629,278

Note 5 – Marketable Security

During 2005, the Company purchased 2,063,768 shares of China Natural Gas, Inc. (traded on the OTCBB: CHNG) for $2,867,346.  At March 31, 2009 and December 31, 2008, the fair value of this investment was $5,468,985 and $6,191,304, respectively.  As a result of the change in fair value of this investment the Company recorded an unrealized loss of ($722,319) and $(3,281,391) for the three months ended March 31, 2009 and 2008, respectively; which is included in other comprehensive income (loss).  At March 31, 2009, this represented a 7.1% interest in China Natural Gas, Inc.  The CEO of China Natural Gas was a former board member of the Company. See Note 13 for litigation regarding these shares of common stock of China Natural Gas, Inc.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

Note 6 -Other Long-term Assets

During 2006, the Company acquired a 19.5% and a 19.8% interest in two local companies by investing a total amount of $1,156,861 in cash.  One of these investments was sold during the three months ended March 31, 2009 resulting in a loss of $130,247.

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company.  The Company has written down the value of this investment by $987,860 at December 31, 2008.   This investment is accounted for under the equity method and the Company recorded equity income in this investment for the three months ended March 31, 2009 of $159,643.

Note 7– Intangible Assets

Net intangible assets at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Rights to use land	$5,039,125	$5,061,427
Fertilizers proprietary technology rights	1,172,000	1,173,600
	6,211,125	6,235,027
Less Accumulated amortization	(1,179,710)	(1,141,954)
	$5,031,415	$5,093,073

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

Amortization expense for the Company’s intangible assets for the three month periods ended March 31, 2009 and 2008 amounted to $54,718 and $37,635, respectively.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

Note 8 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	outstanding	Price	Value
Outstanding, December 31, 2008	536,000	$1.89	$0
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2009	536,000	$1.89	$0

Following is a summary of the status of options outstanding at March 31, 2009:

Outstanding Options		Exercisable Options
		Average
		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Price	Number	Life	Price	Number	Price
$5.00	100,000	0.43	$5.00	100,000	$5.00
$5.80	10,000	1.00	$5.80	10,000	$5.80
$6.72	26,000	1.75	$6.72	26,000	$6.72
$0.70	400,000	2.00	$0.70	400,000	$0.70

Note 9 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations.  The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan.  The total expense for the above plan were $0 and $0 for the three months ended March 31, 2009 and 2008, respectively.  The Company has recorded welfare payable of $0 and $0 at March 31, 2009 and December 31, 2008, respectively, which is included in accrued expenses in the accompanying consolidated balance sheet.

Note 10 – Statutory Common Welfare Fund

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

The Company has appropriated $0 and $0 as reserve for the statutory surplus reserve and welfare fund for the three months ended March 31, 2009 and 2008, respectively.

Note 11 – Factory Location and Lease Commitments

The Company’s principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanxi province, People’s Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. These leases require monthly rental payments of $2,546 and the leases expire in 2013.  Future payments under these leases is as follows:  2009 - $22,917; 2010 - $30,556; 2011 - $30,556; 2012 - $30,556; and 2013 - $3,726.

 Note 12 – Current Vulnerability Due to Certain Concentrations

Three vendors provided 48.6%, 33.5% and 10.7% of the Company’s raw materials for the three months ended March 31, 2009 and three vendors provided 74.8%, 14.3% and 5.0%, of the Company’s raw materials for the three months ended March 31, 2008.

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

Note 13 – Litigation

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

In late 2006, various shareholders of the Company filed eight purported class actions in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors (among others), asserting claims under the federal securities laws.  The complaints contain allegations about prior financial disclosures and its internal controls and a prior, now-terminated relationship with a financial advisor. The eight actions are Stephanie Tabor vs. Bodisen, Inc., et al., Case No. 06-13220 (filed November 2006), Fraser Laschinger vs. Bodisen, Inc., et al., Case No. 06-13254 (filed November 2006), Anthony DeSantis vs. Bodisen, Inc., et. al., Case No. 06-13454 (filed November 2006), Yuchen Zhou vs. Bodisen, Inc., et. al., Case No. 06-13567 (filed November 2006), William E. Cowley vs. Bodisen, Inc., et. al., Case No. 06-13739 (filed December 2006), Ronald Stubblefield vs. Bodisen, Inc., et. al., Case No. 06-14449 (filed December 2006), Adam Cohen vs. Bodisen, Inc., et. al., Case No. 06-15179 (filed December 2006) and Lawrence M. Cohen vs. Bodisen, Inc., et. al., Case No. 06-15399 (filed December 2006). Plaintiffs have not specified an amount of damages they seek. In 2007, the Court consolidated each of the actions into a single proceeding.  The Court entered a judgment in favor of the Company and closed the case.  Plaintiff had 30 days after the judgment to file an appeal but did not file a notice of appeal.  Plaintiff’s time to appeal the Court’s decision has expired.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this quarterly report and our annual audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “Form 10-K”). The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and in the Form 10-K, particularly under “Risk Factors” and “Note Regarding Forward-Looking Statements.”

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. We do not believe this standard will have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. We are currently evaluating the requirements of these additional disclosures.

For information regarding these and other recent accounting pronouncements and their expected impact on our future financial condition or results of operations, see Note 2 to our consolidated financial statements.

Results of Operations

Three months ended March 31, 2009 compared to Three months ended March 31, 2008

Revenue.  We generated revenues of $1,535,035 for the three months ended March 31, 2009, an increase of $626,516 or 69.0%, compared to $908,519 for the three months ended March 31, 2008.  The significant increase in revenue is due to a decrease in our products price which resulted in a large increase in our sales volume.

Gross Profit.  We achieved a gross profit of $211,751 for the three months ended March 31, 2009, a decrease of $129,480 or 37.9%, compared to $341,231 for the three months ended March 31, 2008.  The decrease in gross profit was due to increased costs of revenue.  Gross margin (gross profit as a percentage of revenues), decreased from 37.6% for the three months ended March 31, 2008, to 13.8% for the three months ended March 31, 2009 primarily as a result of  an increase in raw material costs.

Operating expenses.  We incurred net operating expenses of $176,642 for the three months ended March 31, 2009, a decrease of $664,961 or 79.0% compared to $841,603 for the three months ended March 31, 2008. The decrease in our operating expenses is primarily related to a decrease in our general cost of operations due to the reduction in our revenues during the past few years.

Aggregated selling expenses accounted for $12,246 of our operating expenses for the three months ended March 31, 2009, a decrease of $170,013 or 93.3% compared to $182,259 for the three months ended March 31, 2008. The decrease in our aggregated selling expenses is due to the decrease in our marketing costs.  General and administrative expenses accounted for the remainder of our net operating expenses of $152,482 for the three months ended March 31, 2009, which decreased $506,862 or 76.9% compared to $659,344 for the three months ended March 31, 2008.  The decrease in general and administrative expenses is primarily related to a general cost of operations due to the reduction in our revenues during the past few years.

Non Operating Income and Expenses.  We had total non-operating income of $512,310 for the three months ended March 31, 2009 compared to total non-operating income of $2,268,307 for the three months ended March 31, 2008.  Other income was $482,797 for the three months ended March 31, 2009 compared to $2,212,059 for three months ended March 31, 2008.  The other income for both periods in 2009 and 2008 is primarily due to a bad debt recoveries. Total non-operating income includes interest income of $192 for the three months ended March 31, 2009 compared to $56,248 of interest income for the three months ended March 31, 2008.  The decrease in interest income in 2009 is due less cash in the bank generating interest income.  Also included in non-operating income (expense) for the three months ended March 31, 2009 is $130,247 related to the loss on the sale of an investment and equity income in an investment of $159,643.

Net Income.  For the foregoing reasons, we had a net income of $547,419 for the three months ended March 31, 2009 compared to $1,767,935 for the three months ended March 31, 2008.  We had earnings per share of $0.03 and $0.10 for the three months ended March 31, 2009 and 2008, respectively.

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

As of March 31, 2009, we had $224,605 of cash and cash equivalents compared to $90,716 as of December 31, 2008.  Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our current working capital needs, capital expenditures and other liquidity requirements associated with our operations. However, to the extent our allowance for bad debts in insufficient to cover our actual bad debt experience, our liquidity would be negatively impacted.

Cash Flows

Operating.  We used $(578,623) of cash for operating activities for the three months ended March 31, 2009 compared to $24,017 provided by our operating activities for the three months ended March 31, 2008.  The decrease is increase in the use of cash in operating activities is principally due to a reduction in accounts receivables and advances to suppliers.

Investing.  Our investing activities generated $720,856 of cash for the three months ended March 31, 2009, compared to $(16,811) of cash used in investing activities for the three months ended March 31, 2008.  The increase is due to the sale of an investment of $735,480

Financing.  We had no cash provided by financing activities for the three months ended March 31, 2009 and 2008.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The eight actions are Stephanie Tabor vs. Bodisen, Inc., et al., Case No. 06-13220 (filed November 2006), Fraser Laschinger vs. Bodisen, Inc., et al., Case No. 06-13254 (filed November 2006), Anthony DeSantis vs. Bodisen, Inc., et. al., Case No. 06-13454 (filed November 2006), Yuchen Zhou vs. Bodisen, Inc., et. al., Case No. 06-13567 (filed November 2006), William E. Cowley vs. Bodisen, Inc., et. al., Case No. 06-13739 (filed December 2006), Ronald Stubblefield vs. Bodisen, Inc., et. al., Case No. 06-14449 (filed December 2006), Adam Cohen vs. Bodisen, Inc., et. al., Case No. 06-15179 (filed December 2006) and Lawrence M. Cohen vs. Bodisen, Inc., et. al., Case No. 06-15399 (filed December 2006). Plaintiffs have not specified an amount of damages they seek. In 2007, the Court consolidated each of the actions into a single proceeding. The Court entered a judgment in favor of the Company and closed the case.  Plaintiff had 30 days after the judgment to file an appeal but did not file a notice of appeal.  Plaintiff’s time to appeal the Court’s decision has expired.

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

Item 1A. Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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
Bodisen Biotech, Inc.

May 15, 2009	By:	/s/ Bo Chen
Bo Chen
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

May 15, 2009	By:	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(Principal Financial and Accounting Officer)