Form 10-Q
period 2009-06-30
BODISEN BIOTECH, INC
filed 2009-08-14
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-31539

BODISEN BIOTECH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0381367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2001, FanMei Building
No. 1 Naguan Zhengjie
Xi’an, Shaanxi
People’s Republic of China	710068

(Address of Principal Executive Offices)	(Zip Code)

852-2482-5168
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐  Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.The number of shares outstanding of each of the issuer’s classes of common stock as of August 13, 2009:  18,710,250

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$84,112	$90,716
Accounts receivable and other receivable, net of allowance for
doubtful accounts of $2,906,801 and $6,069,700	3,247,194	719,607
Other receivables	407,454	375,780
Inventory	1,907,000	2,629,280
Advances to suppliers	398,977	-
Prepaid expense and other current assets	739,601	803,091

Total current assets	6,784,338	4,618,474

PROPERTY AND EQUIPMENT, net	12,212,016	5,373,232

CONSTRUCTION IN PROGRESS	10,394,027	17,542,626

MARKETABLE SECURITY	11,082,434	6,191,304

INTANGIBLE ASSETS, net	4,976,701	5,093,073

OTHER ASSETS	2,648,199	3,669,063

TOTAL ASSETS	$48,097,715	$42,487,772

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$294,679	$710,475
Accrued expenses	82,042	102,556

Total current liabilities	376,721	813,031

STOCKHOLDERS' EQUITY:

Preferred stock, $0.0001 per share; authorized 5,000,000 shares; nil issued and outstanding

Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 18,710,250 and 18,710,250	1,871	1,871
Additional paid-in capital	33,945,822	33,945,822
Other comprehensive income	16,277,184	11,440,962
Statutory reserve	4,314,488	4,314,488
Retained Earnings	(6,818,371)	(8,028,402)
Total stockholders' equity	47,720,994	41,674,741

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,097,715	$42,487,772

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(Unaudited)	(Unaudited)

Net Revenue	$1,070,493	$1,166,535	$2,605,528	$2,075,054

Cost of Revenue	893,431	723,842	2,216,715	1,291,130

Gross profit	177,062	442,693	388,813	783,924

Operating expenses
Selling expenses	14,872	195,920	27,118	378,179
General and administrative expenses	361,353	707,106	513,835	1,366,450
Loss on disposal of assets	92,340	-	104,254	-
Total operating expenses	468,565	903,026	645,207	1,744,629

Loss from operations	(291,503)	(460,333)	(256,394)	(960,705)

Non-operating income (expense):
Other income (expense)	888,170	751,093	1,370,967	2,963,152
Interest income	122	84,497	314	140,745
Interest expense	(73)	-	(148)	-
Loss on the sale of investment	(81,363)	-	(211,610)	-
Equity income in investment	147,259	-	306,902	-
Total non-operating income (expense)	954,115	835,590	1,466,425	3,103,897

Loss before provision for income taxes	662,612	375,257	1,210,031	2,143,192

Provision (benefit) for income taxes	-	(41,186)	-	(41,186)

Net income	662,612	416,443	1,210,031	2,184,378

Other comprehensive income
Foreign currency translation gain (loss)	(558)	1,001,703	(54,908)	2,901,733
Unrealized gain (loss) on marketable equity security	5,613,449	1,424,000	4,891,130	(1,857,391)

Comprehensive income	$6,275,503	$2,842,146	$6,046,253	$3,228,720

Weighted average shares outstanding :
Basic	18,710,250	18,310,250	18,710,250	18,310,250
Diluted	18,710,250	18,310,250	18,710,250	18,310,250

Earnings per share:
Basic	$0.04	$0.02	$0.06	$0.12
Diluted	$0.04	$0.02	$0.06	$0.12

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2009

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,210,031	$2,184,378
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	296,110	249,464
Loss on disposal of assets	104,254	-
Loss on the sale of investment	211,610	-
Recovery of bad debts	(1,372,251)	(3,136,901)
Equity income in investment	(306,902)
(Increase) / decrease in assets:
Accounts receivable	(1,157,526)	2,051,191
Other receivables	(32,201)	(1,684,248)
Inventory	1,097,828	(651,759)
Advances to suppliers	(399,168)	1,092,778
Prepaid expense	62,424	132,114
Other assets	-	(154,344)
Increase / (decrease) in current liabilities:
Accounts payable	(415,572)	(375,204)
Accrued expenses	(20,399)	-

Net cash used in operating activities	(721,762)	(292,531)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(47,933)
Additions to construction in progress	(15,285)	(70,430)
Proceeds from sale of assets	735,656	96,093

Net cash provided by (used in) investing activities	720,371	(22,270)

Effect of exchange rate changes on cash and cash equivalents	(5,213)	224,335

NET INCREASE IN CASH & CASH EQUIVALENTS	(6,604)	(90,466)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	90,716	617,406

CASH & CASH EQUIVALENTS, END OF PERIOD	$84,112	$526,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of construction in process to property and equipment	$7,143,372	$-
Exchange of investment for inventory	$378,789	$-

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

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results of the three months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009	December 31, 2008
Operating equipment	$4,622,357	$1,112,855
Vehicles	686,853	760,694
Office equipment	87,432	87,552
Buildings	8,644,277	5,120,667
	14,040,919	7,081,768
Less accumulated depreciation	(1,828,903)	(1,708,536)
	$12,212,016	$5,373,232

Depreciation expense for the three and six months ended June 30, 2009 and 2008 was $94,246 and $186,629 and $92,667 and $173,173, respectively.

On June 30, 2009 and December 31, 2008, the Company had “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $10,394,027 and $17,542,626 respectively. During the six months ended June 30, 2009, $7,143,372 was transferred from construction in progress to property and equipment.

Marketable Securities

Marketable securities consist of 1,031,884 (after a 2 for 1 stock split in 2009) shares of China Natural Gas, Inc. (traded on the NASDAQ: CHNG).  This investment is classified as available-for-sale as the Company plans to hold this investment for the long-term. This investment is reported at fair value with unrealized gains and losses included in other comprehensive income.  The fair value is determined by using the securities quoted market price as obtained from stock exchanges on which the security trades.

Investment income, principally dividends, is recorded when earned. Realized capital gains and losses are calculated based on the cost of securities sold, which is determined by the "identified cost" method.

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2009 there were no significant impairments of its long-lived assets.

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at June 30, 2009.

Description	Level 1	Level 2	Level 3

Assets
Marketable securities	$-	$11,082,434	$-

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.
Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended June 30, 2009 and 2008 were insignificant.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $8,062,096 and $8,117,004 at June 30, 2009 and December 31, 2008, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the six months ended June 30, 2009 and 2008, other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains (loss) of $(54,908) and $2,901,733, respectively.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2009 and 2008:

Three Months Ended	June 30, 2009		June 30, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	18,710,250	$0.04	18,310,250	$0.02
Effect of dilutive stock options/warrants	-	-	-	-
Diluted earnings per share	18,710,250	$0.04	18,310,250	$0.02

Six Months Ended	June 30, 2009		June 30, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	18,710,250	$0.06	18,310,250	$0.12
Effect of dilutive stock options/warrants	-	-	-	-
Diluted earnings per share	18,710,250	$0.06	18,310,250	$0.12

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 10, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

Note 4 – Inventory

Inventory at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Raw Material	$747,790	$1,290,591
Packaging	92,366	100,926
Finished Goods	1,066,844	1,237,761
	$1,907,000	$2,629,278

Note 5 – Marketable Security

During 2005, the Company purchased 1,031,884 (after 2 for 1 split in 2009) shares of China Natural Gas, Inc. (traded on the NASDAQ: CHNG) for $2,867,346.  At June 30, 2009 and December 31, 2008, the fair value of this investment was $11,082,434 and $6,191,304, respectively.  As a result of the change in fair value of this investment the Company recorded an unrealized gain (loss) of $4,891,130 and $(1,857,391) for the six months ended June 30, 2009 and 2008, respectively; which is included in other comprehensive income (loss).  At June 30, 2009, this represented a 7.1% interest in China Natural Gas, Inc.  The CEO of China Natural Gas was a former board member of the Company. See Note 13 for litigation regarding these shares of common stock of China Natural Gas, Inc.

 Note 6 -Other Long-term Assets

During 2006, the Company acquired a 19.5% and a 19.8% interest in two local companies by investing a total amount of $1,156,861 in cash.  One of these investments was sold during the first quarter of 2009 for $732,550 resulting in a loss of $130,247 and the other was sold during the second quarter of 2009 in exchange for inventory valued at $378,789 resulting in a loss of $81,363.

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company.  The Company has written down the value of this investment by $987,860 at December 31, 2008.   This investment is accounted for under the equity method and the Company recorded equity income in this investment for the six months ended June 30, 2009 of $306,902.

Note 7– Intangible Assets

Net intangible assets at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
Rights to use land	$5,023,724	$5,061,427
Fertilizers proprietary technology rights	1,172,000	1,173,600
	6,195,724	6,235,027
Less Accumulated amortization	(1,219,023)	(1,141,954)
	$4,976,701	$5,093,073

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

Amortization expense for the Company’s intangible assets for the six month period ended June 30, 2009 and 2008 amounted to $109,481 and $76,291, respectively.

Note 8 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2008	536,000	$1.89	$0
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2009	536,000	$1.89	$0

Following is a summary of the status of options outstanding at June 30, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$$5.00	100,000	0.18	$5.00	100,000	$5.00
$$5.80	10,000	0.75	$5.80	10,000	$5.80
$$6.72	26,000	1.50	$6.72	26,000	$6.72
$$0.70	400,000	1.75	$0.70	400,000	$0.70

Note 9 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations.  The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan.  The total expense for the above plan were $0 and $0 for the three months ended June 30, 2009 and 2008, respectively.  The Company has recorded welfare payable of $0 and $0 at June 30, 2009 and December 31, 2008, respectively, which is included in accrued expenses in the accompanying consolidated balance sheet.

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

The Company has appropriated $0 and $0 as reserve for the statutory surplus reserve and welfare fund for the six months ended June 30, 2009 and 2008, respectively.

Note 11 – Factory Location and Lease Commitments

The Company’s principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanxi province, People’s Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. These leases require monthly rental payments of $2,546 and the leases expire in 2013.  Future payments under these leases is as follows:  2009 - $15,278; 2010 - $30,556; 2011 - $30,556; 2012 - $30,556; and 2013 - $3,726.

 Note 12 – Current Vulnerability Due to Certain Concentrations

Three vendors provided 49.36%, 11.46% and 12.63% of the Company’s raw materials for the six months ended June 30, 2009 and two vendors provided 82.6% and 12.5%, of the Company’s raw materials for the six months ended June 30, 2008.

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

In late 2006, various shareholders of our company filed eight purported class actions in the U.S. District Court for the Southern District of New York against our company and certain of our officers and directors (among others), asserting claims under the federal securities laws. The complaints contain allegations about our prior financial disclosures and our internal controls and a prior, now-terminated relationship with a financial advisor. The complaints did not specify an amount of damages that plaintiffs seek.

The eight actions were Stephanie Tabor vs. Bodisen, Inc., et al., Case No. 06-13220 (filed November 2006), Fraser Laschinger vs. Bodisen, Inc., et al., Case No. 06-13254 (filed November 2006), Anthony DeSantis vs. Bodisen, Inc., et. al., Case No. 06-13454 (filed November 2006), Yuchen Zhou vs. Bodisen, Inc., et. al., Case No. 06-13567 (filed November 2006), William E. Cowley vs. Bodisen, Inc., et. al., Case No. 06-13739 (filed December 2006), Ronald Stubblefield vs. Bodisen, Inc., et. al., Case No. 06-14449 (filed December 2006), Adam Cohen vs. Bodisen, Inc., et. al., Case No. 06-15179 (filed December 2006) and Lawrence M. Cohen vs. Bodisen, Inc., et. al., Case No. 06-15399 (filed December 2006). In 2007, the Court consolidated each of the actions into a single proceeding. On September 26, 2008, the Court entered a judgment in favor of the Company and closed the case.

In 2007, Ji Xiang, a shareholder of China Natural Gas (and son of its Chairman and CEO) instituted litigation in the Chinese court system in Shaanxi province challenging the validity of our ownership of 2,063,768 shares of China Natural Gas common stock. We obtained these shares in September 2005 in a share transfer agreement and assert that we have fully performed our obligations under the agreement and are entitled to own the shares. The parties in the Chinese litigation have submitted their evidence and now await a decision from the Chinese court. [Also, in January 2008, the same shareholder instituted litigation in the State of Utah District Court, Salt Lake County, against Yangling Bodisen Biotech Development Co. Ltd. and Interwest Transfer Co. (China Natural Gas’s transfer agent) seeking to prevent us from selling our shares in China Natural Gas. Plaintiff has obtained an order from the Utah court provisionally preventing us from selling the China Natural Gas shares pending a decision on the merits of the underlying dispute. In May 2009, Ji Xiang and Yangling entered into a settlement agreement through mediation in the Supreme Court of Shaanxi province. Pursuant to the settlement agreement, Xiang Ji agreed to withdraw the lawsuit he filed against Yangling in the State of Utah District Court, Salt Lake County, and Yangling agreed to sell back to Ji Xiang the 2,063,768 shares.

While Yangling is working to resolve the dispute in accordance with the settlement agreement, an adverse outcome could have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

•	the effect of political, economic, and market conditions and geopolitical events;
•	legislative and regulatory changes that affect our business;
•	the availability of funds and working capital;
•	the actions and initiatives of current and potential competitors;
•	investor sentiment; and
•	our reputation.

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.

Except as otherwise indicated by the context, references in this Form 10-Q to “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are Bodisen Biotech, Inc., a Delaware corporation and its consolidated subsidiaries, including Yang Ling Bodisen Biology Science and Technology Development Company Limited, (“Yang Ling”), our operating subsidiary. Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Yuan Renminbi of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our condensed consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. See also Note 2 to our consolidated financial statements for further discussion of our accounting policies.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

 In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this pronouncement during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC on August 10, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. We have not completed its assessment of the impact FAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. We have not completed its assessment of the impact FAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

For information regarding these and other recent accounting pronouncements and their expected impact on our future financial condition or results of operations, see Note 2 to our consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2008

Revenue.  We generated revenues of $1,070,493 for the three months ended June 30, 2009, a decrease of $96,042 or 8.2%, compared to $1,166,535 for the three months ended June 30, 2008.  The decrease in revenue is primarily attributable to the overall slowdown in the economy.

Gross Profit.  We achieved a gross profit of $177,062 for the three months ended June 30, 2009, a decrease of $265,631 or 60.0%, compared to $442,693 for the three months ended June 30, 2008.  The decrease in gross profit was primarily attributable to a decrease in revenue and an increase in our raw material costs.  Gross margin (gross profit as a percentage of revenues), was 16.5% for the three months ended June 30, 2009 compared to 37.9% for the three months ended June 30, 2008.  The decrease was primarily attributable to higher raw material costs.

Operating expenses.  We incurred net operating expenses of $468,565 for the three months ended June 30, 2009, a decrease of $434,461 or 48.1%, compared to $903,026 for the three months ended June 30, 2008.  The decrease in our operating expenses is primarily attributable to a decrease in our general cost of operations due to the reduction in our revenues during the past few years.

Aggregated selling expenses accounted for $14,872 of our operating expenses for the three months ended June 30, 2009, a decrease of $181,048 or 92.4%, compared to $195,920 for the three months ended June 30, 2008.  The decrease in our aggregated selling expenses is primarily attributable to a decrease in marketing costs.  During the three months ended June 30, 2009 we also recognized a loss on the disposal of property and equipment of $92,340.  We had no such loss during the three months ended June 30, 2008.  General and administrative expenses accounted for the remainder of our net operating expenses of $361,353 for the three months ended June 30, 2009, a decrease of $345,753 or 48.9%, compared to $707,106 for the three months ended June 30, 2008. The decrease in general and administrative expenses is primarily related to a general cost of operations due to the reduction in our revenues during the past few years.

Non Operating Income and Expenses.  We had total non-operating income of $954,115 for the three months ended June 30, 2009, an increase of $118,525 or 14.2%, compared to $835,590 for the three months ended June 30, 2008.  Other income was $888,170 for the three months ended June 30, 2009 compared to $751,093 for three months ended June 30, 2008.  The increase in other income is primarily attributable to bad debt recoveries. The bad debt recoveries were $888,737 and $766,210 for the three months ended June 30, 2009 and 2008, respectively. Total non-operating income includes interest income of $122 for the three months ended June 30, 2009 compared to $84,497 of interest income for the three months ended June 30, 2008.  The decrease in interest income in 2009 is primarily attributable to less cash in the bank generating interest income.  Also included in non-operating income (expense) for the three months ended June 30, 2009 is $(81,363) related to the loss on the sale of an investment and $147,259 in equity income of another investment that we account for under the equity method.

Net Income.  For the foregoing reasons, we had a net income of $662,612 for the three months ended June 30, 2009, an increase of $246,169 or 59.1%, compared to $416,443 for the three months ended June 30, 2008.  We had earnings per share of $0.04 and $0.02 for the three months ended June 30, 2009 and 2008, respectively.

Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2008

Revenue.  We generated revenues of $2,605,528 for the six months ended June 30, 2009, an increase of $530,474 or 25.6%, compared to $2,075,054 for the six months ended June 30, 2008.  The increase in revenue is primarily attributable to a decrease in our products price which resulted in a large increase in our sales volume.

Gross Profit.  We achieved a gross profit of $388,813 for the six months ended June 30, 2009, a decrease of $395,111 or 50.4%, compared to $783,924 for the six months ended June 30, 2008.  The decrease in gross profit was primarily attributable to an increase in our raw material costs.  Gross margin (gross profit as a percentage of revenues), was 14.9% for the six months ended June 30, 2009 compared to 37.8% for the six months ended June 30, 2008.  The decrease was primarily attributable to higher raw material costs.

Operating expenses.  We incurred net operating expenses of $645,207 for the six months ended June 30, 2009, a decrease of $1,099,422 or 63.0%, compared to $1,744,629 for the six months ended June 30, 2008.  The decrease in our operating expenses is primarily attributable to a decrease in our general cost of operations due to the reduction in our revenues during the past few years.

Aggregated selling expenses accounted for $27,118 of our operating expenses for the six months ended June 30, 2009, a decrease of $351,061 or 92.8%, compared to $378,179 for the six months ended June 30, 2008.  The decrease in our aggregated selling expenses is primarily attributable to a decrease in marketing costs.  During the six months ended June 30, 2009 we also recognized a loss on the disposal of property and equipment of $104,254.  We had no such loss during the six months ended June 30, 2008.  General and administrative expenses accounted for the remainder of our net operating expenses of $513,835 for the six months ended June 30, 2009, a decrease of $852,615 or 62.4%, compared to $1,366,450 for the six months ended June 30, 2008. The decrease in general and administrative expenses is primarily related to a general cost of operations due to the reduction in our revenues during the past few years.

Non Operating Income and Expenses.  We had total non-operating income of $1,466,425 for the six months ended June 30, 2009, a decrease of $1,637,472 or 52.8%, compared to $3,103,897 for the six months ended June 30, 2008.  Other income was $1,370,967 for the six months ended June 30, 2009 compared to $2,963,152 for six months ended June 30, 2008.  The decrease in other income is primarily attributable to the large bad debt recoveries recognized during the six months ended June 30, 2008. The bad debt recoveries were $1,372,251 and $3,136,901 for the six months ended June 30, 2009 and 2008, respectively.  Total non-operating income includes interest income of $314 for the six months ended June 30, 2009 compared to $140,745 of interest income for the six months ended June 30, 2008.  The decrease in interest income in 2009 is primarily attributable to less cash in the bank generating interest income.  Also included in non-operating income (expense) for the six months ended June 30, 2009 is $(211,610) related to the loss on the sale of two investments and $306,902 in equity income of another investment that we account for under the equity method.

Net Income.  For the foregoing reasons, we had a net income of $1,210,031 for the six months ended June 30, 2009, a decrease of $974,347 or 44.6%, compared to $2,184,378 for the six months ended June 30, 2008.  We had earnings per share of $0.06 and $0.12 for the six months ended June 30, 2009 and 2008, respectively.

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

As of June 30, 2009, we had $84,112 of cash and cash equivalents compared to $90,716 as of December 31, 2008.  Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our current working capital needs, capital expenditures and other liquidity requirements associated with our operations. However, to the extent our allowance for bad debts in insufficient to cover our actual bad debt experience, our liquidity would be negatively impacted.

Cash Flows

Operating.  We used $721,762 of cash for operating activities for the six months ended June 30, 2009 compared to $292,531 provided by our operating activities for the six months ended June 39, 2008.  The increase in the use of cash in operating activities is principally due to a reduction in net income and increase in accounts receivable.

Investing.  Our investing activities generated $720,371 of cash for the six months ended June 30, 2009, compared to $22,270 of cash used in investing activities for the six months ended June 30, 2008.  The increase is primarily attributable to the sale of assets in 2009.

Financing.  We had no cash provided by financing activities for the six months ended June 30, 2009 and 2008.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.           CONTROLS AND PROCEDURES.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer, Bo Chen, and our Chief Financial Officer, Junyan Tong, as appropriate to allow timely decisions regarding required disclosure. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

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

In late 2006, various shareholders of our company filed eight purported class actions in the U.S. District Court for the Southern District of New York against our company and certain of our officers and directors (among others), asserting claims under the federal securities laws. The complaints contain allegations about our prior financial disclosures and our internal controls and a prior, now-terminated relationship with a financial advisor. The complaints did not specify an amount of damages that plaintiffs seek.

The eight actions were Stephanie Tabor vs. Bodisen, Inc., et al., Case No. 06-13220 (filed November 2006), Fraser Laschinger vs. Bodisen, Inc., et al., Case No. 06-13254 (filed November 2006), Anthony DeSantis vs. Bodisen, Inc., et. al., Case No. 06-13454 (filed November 2006), Yuchen Zhou vs. Bodisen, Inc., et. al., Case No. 06-13567 (filed November 2006), William E. Cowley vs. Bodisen, Inc., et. al., Case No. 06-13739 (filed December 2006), Ronald Stubblefield vs. Bodisen, Inc., et. al., Case No. 06-14449 (filed December 2006), Adam Cohen vs. Bodisen, Inc., et. al., Case No. 06-15179 (filed December 2006) and Lawrence M. Cohen vs. Bodisen, Inc., et. al., Case No. 06-15399 (filed December 2006). In 2007, the Court consolidated each of the actions into a single proceeding. On September 26, 2008, the Court entered a judgment in favor of the Company and closed the case.

In 2007, Ji Xiang, a shareholder of China Natural Gas (and son of its Chairman and CEO) instituted litigation in the Chinese court system in Shaanxi province challenging the validity of our ownership of 2,063,768 shares of China Natural Gas common stock. We obtained these shares in September 2005 in a share transfer agreement and assert that we have fully performed our obligations under the agreement and are entitled to own the shares. The parties in the Chinese litigation have submitted their evidence and now await a decision from the Chinese court. [Also, in January 2008, the same shareholder instituted litigation in the State of Utah District Court, Salt Lake County, against Yangling Bodisen Biotech Development Co. Ltd. and Interwest Transfer Co. (China Natural Gas’s transfer agent) seeking to prevent us from selling our shares in China Natural Gas. Plaintiff has obtained an order from the Utah court provisionally preventing us from selling the China Natural Gas shares pending a decision on the merits of the underlying dispute. In May 2009, Ji Xiang and Yangling entered into a settlement agreement through mediation in the Supreme Court of Shaanxi province. Pursuant to the settlement agreement, Xiang Ji agreed to withdraw the lawsuit he filed against Yangling in the State of Utah District Court, Salt Lake County, and Yangling agreed to sell back to Ji Xiang the 2,063,768 shares.

While Yangling is working to resolve the dispute in accordance with the settlement agreement, an adverse outcome could have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 1A.        RISK FACTORS.

Not Applicable.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

Not applicable.

ITEM 6.           EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

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

BODISEN BIOTECH, INC.

Dated: August 14, 2009	/s/Bo Chen
Bo Chen
Chairman, Chief Executive Officer and President
(principal executive officer, principal financial officer, and principal accounting officer )

Dated: August 14, 2009	/s/Junyan Tong
Junyan Tong
Chief Financial Officer
(principal financial officer and accounting officer )