Form 10-K/A
period 2008-12-31
BODISEN BIOTECH, INC
filed 2009-09-16
CIK 1178552

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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K/A
FOR YEAR ENDED DECEMBER 31, 2008

 EXPLANATORY NOTE:

The Registrant is hereby filing this Form 10-K/A for the years ended December 31, 2008 and 2007 to (i) restate its consolidated income statements and accompanying notes and text to reclassify the recoveries from bad debts of $1,879,558 from non-operating income to a component of general and administrative expense; (ii) reclassify the writedown of inventory of $1,624,878 from writedown of assets to cost of goods sold; (iii) reclassify the Registrant’s  investment in China Natural Gas, Inc. from a Level 2 to Level 1 in Note 2; and (iv) include revisions in Item 9A, Controls and Procedures to report the completion of management’s assessment of internal controls over financial reporting.

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

Although the People’s Republic of China has the world’s largest population of over 1.3 billion people, its arable land on a per capita basis is only 0.09 hectares (Source: 2006 China Statistical Yearbook), or less than one-sixth of that present in the United States (Source: U.S. State Department, www.america.gov ). This combination of limited arable land and a large and growing population has created a significant need to increase the amount of crops per hectare in the People’s Republic of China.

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

Intellectual property

We rely on trade secret protection for our proprietary technology and formulae. We currently do not own any patents and have not applied for any patents on our proprietary technology and formulae. A patent application requires a detailed description of our technology and formulae, which would then be made available to the general public. We believe that a patent application and disclosure would be detrimental to our business, as it would reveal features unique to our products. Most of our intellectual property was developed in-house or with various universities and research laboratories (which may not be owned by our company). For information regarding the potential consequences of our intellectual property strategy, please see the paragraph of Item 1A, “Risk Factors,” titled “ We may not be able to adequately protect and maintain our intellectual property. ”

We hold certain government approved intellectual property rights in our trade secrets and proprietary information. Certain intellectual property rights in the People’s Republic of China are decided by the government registry, and we have registered our formulae and proprietary information with the Chinese government. We hold certificates for these rights, which must be registered on an annual basis.

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

Our website is located at http://www.bodisen.com. We currently do not make our annual reports on Form 10-K, quarterly reports on Form 10-Q or current reports on Form 8-K or amendments thereto available on our website because the information is available via the SEC website. You may, however, obtain a free copy of such reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended (15 U.S.C. 78m(a) or 78o(d)) on the day of filing with the SEC by contacting the Investor Relations Department at our corporate offices by calling +011-86-29-87074957 or by sending an e-mail message to info@bodisen.com ..

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

We are (and were required last year) to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K. Although beginning this year, because we are now a smaller reporting issuer, our independent registered public accounting firm is not required to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting as well as the operating effectiveness of such internal controls for this year, such attestation of our independent registered public accounting firm was required in our annual report for the year ended December 2006, when we were considered to be an accelerated filer. We are in the process of instituting changes to satisfy our obligations in under the Sarbanes-Oxley Act. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.  While we have no reason to believe that our reported financial results and other information included in this annual report are inaccurate or incomplete in any material respect, we may nevertheless identify significant deficiencies or material weaknesses in our internal control over financial reporting in connection with the completion of our report. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, it could have a material adverse effect on our business, financial condition and results of operations.

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

We may be unable to pass along raw materials price increases to our customers, which could negatively affect our results of operations .

The raw materials that we use in the manufacture of our products are subject to fluctuation due to market prices. If raw materials prices significantly increase and we are unable to pass along these costs to our customers, our operating expenses will increase and our results of operations could be negatively affected.

We sell many of our products on credit, which exposes us to risk of payment defaults. We also make interest-free and unsecured advances to suppliers for the purchase of materials, which exposes us to risk of default .

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

Gross Profit. We achieved a gross profit of $405,235 for the year ended December 31, 2008, a decrease of $4,940,974 or 92.40%, compared to $5,346,209 for the year ended December 31, 2007. The significant decrease in gross profit was due to the significant decrease in revenue as result of decreased sales, and, to a lesser extent, increased commodities prices, which increased our costs of revenues. Gross margin (gross profit as a percentage of revenues), decreased, from 44.2% for the year ended December 31, 2007, to 5.3% for the year ended December 31, 2008 primarily due to changes in overall product mix comprising sales.  In addition, during 2008, the Company sold approximately $2,600,000 of older inventory to a customer at cost and we wrote down the value of our inventory by $1,624,397 due to obsolescence.

Operating expenses. We incurred operating expenses of $7,532,314 for the year ended December 31, 2008, a decrease of $23,377,390 or 75.6% compared to $30,909,704 for the year ended December 31, 2007. The significant decrease in our operating expenses is due to the decrease in our general and administrative expenses as a result of a significant increase in allowance for doubtful accounts in 2007.

Aggregated selling expenses accounted for $2,558,396 of our operating expenses for the year ended December 31, 2008, an increase of $785,852 or 44.3% compared to $1,772,544 for the year ended December 31, 2007. The increase in our aggregated selling expenses is primarily due the increase in advertising expense.  General and administrative expenses accounted for $3,986,539 of our operating expenses for the year ended December 31, 2008, which decreased $25,150,621 or 86.3% compared to $29,137,160 for the year ended December 31, 2007.  The significant decrease in our general and administrative expenses is primarily related to an increase during 2007 in our allowance for doubtful accounts, legal fees associated with litigation and other matters in connection with the Amex delisting and a loss of approximately $1,700,000 due to storm damage in August 2007.  Also during 2008 we recorded bad debt recoveries of approximately $3,300,000.  Write down of assets in 2008 consisted of a write down of an investment of $987,379.

Non Operating Income and Expenses. We had total non-operating income of $166,276 for the year ended December 31, 2008 compared to total non-operating income of $274,276 for the year ended December 31, 2007.  Other income was $10,340 for the year ended December 31, 2008 compared to $(69,519) for the year ended December 31, 2007.  Total non-operating income includes interest income of $155,936 for the year ended December 31, 2008 compared to only $348,113 of interest income for the year ended December 31, 2007.

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

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Net Revenue	$7,594,458	$12,108,579

Cost of Revenue	7,189,223	6,762,370

Gross profit	405,235	5,346,209

Operating expenses
Selling expenses	2,558,396	1,772,544
General and administrative expenses	3,986,539	29,137,160
Write down of assets	987,379	-

Total operating expenses	7,532,314	30,909,704

Income (loss) from operations	(7,127,079)	(25,563,495)

Non-operating income (expense):
Other income (expense), net	10,340	(69,519)
Interest income	155,936	348,113
Interest expense	-	(4,318)

Total non-operating income (expense)	166,276	274,276

Loss before provision for income taxes	(6,960,803)	(25,289,219)

Provision (benefit) for income taxes	(41,766)	38,173

Net loss	(6,919,037)	(25,327,392)

Other comprehensive income (loss)
Foreign currency translation gain	2,968,882	3,349,735
Unrealized gain (loss) on marketable equity security	(8,048,695)	7,739,130

Comprehensive loss	$(11,998,850)	$(14,238,527)

Weighted average shares outstanding :
Basic	18,474,388	18,310,250
Diluted	18,474,388	18,310,250

Loss per share:
Basic	$(0.37)	$(1.38)
Diluted	$(0.37)	$(1.38)

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2008.

Description	Level 1	Level 2	Level 3

Assets
Marketable securities	$6,191,304	$-	$-

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

Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees , and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on the Company’s financial statements .

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

Bodisen Biotech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Note 4 - Inventory

Inventory at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Raw Material	$1,290,591	$425,542
Packaging	100,926	250,018
Finished Goods	1,237,761	691,730
Consumables	—	336
	2,629,278	1,367,626
Less : Obsolescence Reserve	—	(188,178)
Net Inventory	$2,629,278	$1,179,448

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Bo Chen, our Chief Executive Officer, and Junyan Tong, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Messrs. Bo and Tong concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Notwithstanding the aforementioned controls implemented in December 2006, during management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management identified deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) a lack of segregation of duties within accounting functions, (iii) our internal risk assessment functions, and (iv) our communication functions. Management believes that these deficiencies amount to a material weakness that render our internal controls over financial reporting ineffective as of December 31, 2008.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

●	Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. We retained an outside consulting firm in September 2006, which has since been assisting us in the implementation of Section 404.

●
We have committed to the establishment of effective internal audit functions and have instituted various anti-fraud control and financial and account management policies and procedures to strengthen our internal controls over financial reporting.  Due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of 2008. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

●	Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

●	As of the fiscal year ended December 31, 2008, we have not yet established an effective risk assessment system that enables us to collect related information comprehensively and systematically, assess risks in a timely, realistic manner, and take appropriate measures to control risks effectively. The Company is working with its outside consultant to devise an effective risk assessment system and our Chief Financial Officer Junyan Tong is responsible for overseeing such measures.

●
As of the fiscal year ended December 31, 2008, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer, Mr. Tong, will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Mr. Gatton resigned from our Board of Directors effective February 19, 2008.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	136,000	$5.39	864,000
Total	136,000		864,000

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

Bodisen Biotech, Inc.

September 15, 2009	By:	/s/ Bo Chen
Bo Chen
Chief Executive Officer (Principal Executive Officer)

September 15, 2009	By:	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bo Chen
Bo Chen	Chairman, Chief Executive Officer and President	September 15, 2009
/s/ Junyan Tong
Junyan Tong	Chief Financial Officer	September 15, 2009
/s/ Wang Qiong
Wang Qiong	Director	September 15, 2009
[Deceased]
Patrick McManus	Director
/s/ Chenglin Guo
Chenglin Guo	Director	September 15, 2009