Form 10-Q/A
period 2009-03-31
BODISEN BIOTECH, INC
filed 2009-09-16
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of each of the issuer’s classes of common stock as of May 14, 2009:  18,710,250

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the period ended March 31, 2009 solely to include revisions in Item 4, Controls and Procedures.  This amendment includes only Item 4, the signature page and the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibits 31.1 and 31.2).

ITEM 4.               CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Bo Chen, our Chief Executive Officer, and Junyan Tong, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Messrs. Bo and Tong concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of three months ended March 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Notwithstanding the aforementioned controls implemented in December 2006, during management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2009, management identified deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) a lack of segregation of duties within accounting functions, (iii) our internal risk assessment functions, and (iv) our communication functions. Management believes that these deficiencies amount to a material weakness that render our internal controls over financial reporting ineffective as of March 31, 2009.

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

•
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

•
We have committed to the establishment of effective internal audit functions and have instituted various anti-fraud control and financial and account management policies and procedures to strengthen our internal controls over financial reporting.  Due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of the first quarter of 2009. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

•
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

•
As of the three months ended March 31, 2009 we have not yet established an effective risk assessment system that enables us to collect related information comprehensively and systematically, assess risks in a timely, realistic manner, and take appropriate measures to control risks effectively. The Company is working with its outside consultant to devise an effective risk assessment system and our Chief Financial Officer Junyan Tong is responsible for overseeing such measures.

•
As of the three months ended March 31, 2009, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer, Mr. Tong, will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of March 31, 2009.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

BODISEN BIOTECH, INC.

Dated: September 15, 2009	/s/Bo Chen
Bo Chen
Chairman, Chief Executive Officer and President
(principal executive officer, principal financial officer, and principal accounting officer )
Dated: September 15, 2009	/s/Junyan Tong
Junyan Tong
Chief Financial Officer
(principal financial officer and accounting officer )