Form 10-Q
period 2009-09-30
BODISEN BIOTECH, INC
filed 2009-11-16
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐(Do not check if a smaller reporting company)	Smaller reporting company. ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of each of the issuer’s classes of common stock as of November 16, 2009:  18,710,250

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$168,922	$90,716
Accounts receivable and other receivable, net of allowance for doubtful accounts of $3,355,528 and $6,069,700	2,567,356	719,607
Other receivables	71,734	375,780
Inventory	1,730,939	2,629,280
Advances to suppliers	486,926	-
Prepaid expense and other current assets	753,698	803,091

Total current assets	5,779,575	4,618,474

PROPERTY AND EQUIPMENT, net	12,043,946	5,373,232

CONSTRUCTION IN PROGRESS	10,385,966	17,542,626

MARKETABLE SECURITY	3,921,159	6,191,304

INTANGIBLE ASSETS, net	4,928,706	5,093,073

OTHER ASSETS	2,829,732	3,669,063

TOTAL ASSETS	$39,889,084	$42,487,772

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$123,654	$710,475
Accrued expenses	85,626	102,556

Total current liabilities	209,280	813,031

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 18,710,250 and 18,710,250	1,871	1,871
Additional paid-in capital	33,945,822	33,945,822
Other comprehensive income	9,171,076	11,440,962
Statutory reserve	4,314,488	4,314,488
Retained Earnings	(7,753,453)	(8,028,402)
Total stockholders' equity	39,679,804	41,674,741

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,889,084	$42,487,772

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$472,957	$1,696,547	$3,078,485	$3,771,601

Cost of Revenue	503,530	1,028,889	2,720,245	2,320,019

Gross profit (loss)	(30,573)	667,658	358,240	1,451,582

Operating expenses
Selling expenses	15,816	1,792,173	42,934	2,170,352
General and administrative expenses	1,066,009	3,395,109	207,593	1,624,658
Loss on disposal of assets	-	-	104,254
Total operating expenses	1,081,825	5,187,282	354,781	3,795,010

Loss from operations	(1,112,398)	(4,519,624)	3,459	(2,343,428)

Non-operating income (expense):
Other income (expense)	(503)	173,749	(1,787)	-
Interest income	82	13,350	396	154,095
Interest expense	(60)	-	(208)	-
Loss on the sale of investment	(29)	-	(211,639)	-
Equity income in investment	177,826	-	484,728	-
Total non-operating income (expense)	177,316	187,099	271,490	154,095

Loss before provision for income taxes	(935,082)	(4,332,525)	274,949	(2,189,333)

Provision (benefit) for income taxes	-	(354)	-	(41,540)

Net income (loss)	(935,082)	(4,332,171)	274,949	(2,147,793)

Other comprehensive income
Foreign currency translation gain	55,167	24,124	259	2,925,857
Unrealized gain (loss) on marketable equity security	(7,161,275)	(4,911,768)	(2,270,145)	(6,769,159)

Comprehensive income (loss)	$(8,041,190)	$(9,219,815)	$(1,994,937)	$(5,991,095)

Weighted average shares outstanding :
Basic	18,710,250	18,362,424	18,710,250	18,327,768
Diluted	18,710,250	18,362,424	18,710,250	18,327,768

Earnings per share:
Basic	$(0.05)	$(0.24)	$0.01	$(0.12)
Diluted	$(0.05)	$(0.24)	$0.01	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

						Retained
				Other		Earnings/	Total
	Common Stock		Additional Paid	Comprehensive	Statutory	(Accumulated	Stockholders'
	Shares	Amount	in Capital	Income	Reserve	Deficit)	Equity

Balance, December 31, 2008	18,710,250	$1,871	$33,945,822	$11,440,962	$4,314,488	$(8,028,402)	$41,674,741

Change in foreign currency translation gain				259			259

Change in unrealized gain (loss)on marketable equity security				(2,270,145)			(2,270,145)

Net income						274,949	274,949

Transfer to statutory reserve					-	-	-

Balance, September 30, 2009	18,710,250	$1,871	$33,945,822	$9,171,076	$4,314,488	$(7,753,453)	$39,679,804

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTMEBER 30, 2009 AND 2008

	Nine Months Ended September 30,
	2009		2008
	(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$274,949	$(2,147,793)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		557,736	393,329
Loss on disposal of assets		104,254
Loss on the sale of investment		211,610
Allowance (recovery) of bad debts		(928,014)	(3,648,443)
Common stock issued for services		-	60,000
Value of warrants issued for services		-	25,800
Equity income in investment		(484,728)
(Increase) / decrease in assets:
Accounts receivable		(918,350)	(1,141,823)
Other receivables		303,819	1,700,911
Inventory		1,276,509	(1,495,506)
Advances to suppliers		(486,562)	8,288,420
Prepaid expense		49,356	867,351
Other assets		-	(120,431)
Increase / (decrease) in current liabilities:
Accounts payable		(586,759)	(364,008)
Accrued expenses		(16,917)	17,444

Net cash provided by (used in) operating activities		(643,097)	2,435,251

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment		-	(50,639)
Additions to construction in progress		(15,287)	(5,098,387)
Acquisition of other assets		-	(333,292)
Repayment of loans receivable		-	2,551,054
Proceeds from sale of assets		735,656	-

Net cash provided by (used in) investing activities		720,369	(2,931,264)

Effect of exchange rate changes on cash and cash equivalents		934	231,551

NET INCREASE IN CASH & CASH EQUIVALENTS		78,206	(264,462)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD		90,716	617,406

CASH & CASH EQUIVALENTS, END OF PERIOD		$168,922	$352,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid		$-	$-
Income taxes paid		$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of construction in process to property and equipment		$7,166,581	$-
Exchange of investment for inventory	$		$-
Transfer of land rights from other assets to intangible assets	$		$3,063,153

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results of the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the Chinese Yuan Renminbi (RMB) and the accounts of the U.S. parent company are maintained in the U.S. Dollar (USD). The accounts of the Chinese subsidiaries were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" (codified in Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 830),with the RMB as the functional currency for the Chinese subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income” (codified in FASB ASC Topic 220).

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain amounts in the 2008 consolidated financial statements have been reclassified to confirm with the 2009 presentation with no effect to previously reported net income (loss).

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at September 30, 2009 and December 31, 2008, respectively:

	September 30, 2009	December 31, 2008
Operating equipment	$4,650,919	$1,112,855
Vehicles	687,791	760,694
Office equipment	87,552	87,552
Buildings	8,656,077	5,120,667
	14,082,339	7,081,768
Less accumulated depreciation	(2,038,393)	(1,708,536)
	$12,043,946	$5,373,232

Depreciation expense for the three and nine months ended September 30, 2009 and 2008 was $206,863 and $393,492 and $91,836 and $265,009, respectively.

On September 30, 2009 and December 31, 2008, the Company had “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $10,385,966 and $17,542,626 respectively. During the nine months ended September 30, 2009, $7,166,581 was transferred from construction in progress to property and equipment.

Marketable Securities

Marketable securities consist of 1,031,884 (after a 2 for 1 stock split in 2009) shares of China Natural Gas, Inc. (traded on the NASDAQ: CHNG).  This investment is classified as available-for-sale as the Company plans to hold this investment for the long-term. This investment is reported at fair value with unrealized gains and losses included in other comprehensive income.  The fair value is determined by using the securities quoted market price as obtained from stock exchanges on which the security trades.  At September 30, 2009, the fair value is determined based upon proposed repurchase price for the shares.

Investment income, principally dividends, is recorded when earned. Realized capital gains and losses are calculated based on the cost of securities sold, which is determined by the "identified cost" method.

Long-Lived Assets

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) (codified in FASB ASC Topic 360), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2009 there were no significant impairments of its long-lived assets.

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

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (codified in FASB ASC Topic 820). SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

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

As of September 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and nine months ended September 30, 2009 and 2008 were insignificant.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topic 718).  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.  There were 536,000 options outstanding at September 30, 2009.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes” (codified in FASB ASC Topic 740), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $8,117,263 and $8,117,004 at September 30, 2009 and December 31, 2008, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the nine months ended September 30, 2009 and 2008, other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains of $259 and $2,925,857, respectively.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per share” (codified in FASB ASC Topic 260).  SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Earnings (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2009 and 2008:

Three Months Ended	September 30, 2009		September 30, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	18,710,250	$(0.05)	18,362,424	$(0.24)
Effect of dilutive stock options/warrants	-	-	-	-
Diluted earnings per share	18,710,250	$(0.05)	18,362,424	$(0.24)

Nine Months Ended	September 30, 2009		September 30, 2008
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	18,710,250	$0.01	18,327,768	$(0.12)
Effect of dilutive stock options/warrants	-	-	-	-
Diluted earnings per share	18,710,250	$0.01	18,327,768	$(0.12)

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People’s Republic of China. All of the Company’s assets are located in People’s Republic of China.

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative US GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in  Notes to the Consolidated Financial Statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This FSP requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50.  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through November 13, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,”  codified as FASB ASC Topic 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 166 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS No. 167 will have an impact on its financial condition, results of operations or cash flows.

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

Note 4 – Inventory

Inventory at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Raw Material	$490,978	$1,290,591
Packaging	92,615	100,926
Finished Goods	1,147,346	1,237,761
	$1,730,939	$2,629,278

Note 5 – Marketable Security

During 2005, the Company purchased 1,031,884 (after 2 for 1 split in 2009) shares of China Natural Gas, Inc. (traded on the NASDAQ: CHNG) for $2,867,346.  At September 30, 2009 and December 31, 2008, the fair value of this investment was $3,921,159 and $6,191,304, respectively.  As a result of the change in fair value of this investment the Company recorded an unrealized gain (loss) of $(2,270,145) and $(6,769,159) for the nine months ended September 30, 2009 and 2008, respectively; which is included in other comprehensive income (loss).  At September 30, 2009, this represented a 4.9% interest in China Natural Gas, Inc.  The CEO of China Natural Gas was a former board member of the Company.  See Note 13 for litigation regarding these shares of common stock of China Natural Gas, Inc.

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

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  The Company has written down the value of this investment by $987,860 at December 31, 2008.   This investment is accounted for under the equity method and the Company recorded equity income in this investment for the nine months ended September 30, 2009 of $484,728.  The Company’s 28.8% interest of Jiali’s net assets is $3,843,639 which is $1,013,907 more than the carrying amount on the accompanying balance sheet of $2,829,732.  The difference is due to the writedown the Company took on this investment in 2008.

Note 7– Intangible Assets

Net intangible assets at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Rights to use land	$5,015,160	$5,061,427
Fertilizers proprietary technology rights	1,173,600	1,173,600
	6,188,760	6,235,027
Less Accumulated amortization	(1,260,054)	(1,141,954)
	$4,928,706	$5,093,073

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

Amortization expense for the Company’s intangible assets for the nine month period ended September 30, 2009 and 2008 amounted to $164,244 and $128,320, respectively.

Note 8 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2008	536,000	$1.89	$0
Granted	-	-
Forfeited	(100,000)	$5.00
Exercised	-	-
Outstanding, September 30, 2009	436,000	$1.18	$0

Following is a summary of the status of options outstanding at September 30, 2009:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$5.80	10,000	0.24	$5.80	10,000	$5.80
$6.72	26,000	1.01	$6.72	26,000	$6.72
$0.70	400,000	1.50	$0.70	400,000	$0.70

Note 9 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations.  The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan.  The total expense for the above plan were $45,295 and $0 for the three months ended September 30, 2009 and 2008, respectively.  The Company has recorded welfare payable of $0 and $0 at September 30, 2009 and December 31, 2008, respectively, which is included in accrued expenses in the accompanying consolidated balance sheet.

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

The Company has appropriated $0 and $0 as reserve for the statutory surplus reserve and welfare fund for the nine months ended September 30, 2009 and 2008, respectively.

Note 11 – Factory Location and Lease Commitments

The Company’s principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanxi province, People’s Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. These leases require monthly rental payments of $2,546 and the leases expire in 2013.  Future payments under these leases is as follows:  2009 - $7,639; 2010 - $30,556; 2011 - $30,556; 2012 - $30,556; and 2013 - $3,726.

Note 12 – Current Vulnerability Due to Certain Concentrations

Three vendors provided 36.6%, 13.4% and 10.7% of the Company’s raw materials for the nine months ended September 30, 2009 and four vendors provided 55.00%, 23.98%, 15.86%, and 1.18%, of the Company’s raw materials for the nine months ended September 30, 2008.

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

In 2007, Ji Xiang, a shareholder of China Natural Gas (and son of its Chairman and CEO) instituted litigation in the Chinese court system in Shaanxi province challenging the validity of our ownership of 1,031,884 (2,063,768 pre stock split) shares of China Natural Gas common stock. We obtained these shares in September 2005 in a share transfer agreement and assert that we have fully performed our obligations under the agreement and are entitled to own the shares. The parties in the Chinese litigation have submitted their evidence and now await a decision from the Chinese court. Also, in January 2008, the same shareholder instituted litigation in the State of Utah District Court, Salt Lake County, against Yangling Bodisen Biotech Development Co. Ltd. and Interwest Transfer Co. (China Natural Gas’s transfer agent) seeking to prevent us from selling our shares in China Natural Gas. Plaintiff has obtained an order from the Utah court provisionally preventing us from selling the China Natural Gas shares pending a decision on the merits of the underlying dispute. In May 2009, Ji Xiang and Yangling entered into a settlement agreement through mediation in the Supreme Court of Shaanxi province. Pursuant to the settlement agreement, Xiang Ji agreed to withdraw the lawsuit he filed against Yangling in the State of Utah District Court, Salt Lake County, and Yangling agreed to sell back to Ji Xiang the 1,031,884 shares at a repurchase price of $3.80 per share, for an aggregate repurchase price of $3,921,159.

As of October 29, 2009, the Utah court had lifted the injunction preventing us from selling our shares in China Natural Gas and allowed for the certificate representing the 1,031,884 shares to be transferred to Ji Xiang.  The Company is working with counsel to effect transfer of the shares through a U.S. transfer agent in accordance with the settlement agreement among the parties.  The pending lawsuit in Utah will be dismissed immediately upon transfer of the shares to Ji Xiang and will thereafter have no further potential effect or impact upon the operation or financial condition of the Company.

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

Recent Accounting Pronouncements

On July 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.”  ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative US GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in  Notes to the Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. This FSP requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50.  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” codified in FASB  ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this pronouncement during the second quarter of 2009. SFAS No. 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through November 13, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” codified as FASB ASC Topic 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No.166 is effective for fiscal years beginning after November 15, 2009. We do not believe the adoption of SFAS No.166 will have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No.167 is effective for fiscal years beginning after November 15, 2009. We do not believe the adoption of SFAS No. 167 will have an impact on our financial condition, results of operations or cash flows.

Results of Operations

Three Months Ended September 30, 2009 as Compared to Three Months Ended September 30, 2008

Revenue.  We generated revenues of $472,957 for the three months ended September 30, 2009, a decrease of $1,223,590 or 72.1%, compared to $1,696,547 for the three months ended September 30, 2008.  The decrease in revenue is primarily attributable to the overall slowdown in the economy. Also in order to increase sales volume and to give more customers access our products, we decreased our product’s sales price by 25% in 2009.  The decrease in revenue is attributed to both lower sales volume and lower sales prices.

Gross Profit.  We achieved a gross profit (loss) of $(30,573) for the three months ended September 30, 2009, a decrease of $698,231 or 104.6%, compared to $667,658 for the three months ended September 30, 2008.  The decrease in gross profit was primarily attributable to the decrease in revenue.  Gross margin (gross profit (loss) as a percentage of revenues), was (6.5%) for the three months ended September 30, 2009, compared to 39.4% for the three months ended September 30, 2008.  The decrease was primarily attributable to higher material cost and a decrease in the selling price for our products as mentioned above.

Operating expenses.  We incurred net operating expenses of $1,081,825 for the three months ended September 30, 2009, a decrease of $4,105,457 or 79.1%, compared to $5,187,282 for the three months ended September 30, 2008.  The decrease in our operating expenses is primarily attributable to a decrease in our general cost of operations due to the reduction of our revenue during the past few years.

Aggregated selling expenses accounted for $15,816 of our operating expenses for the three months ended September 30, 2009, a decrease of $1,776,357 or 99.1%, compared to $1,776,357 for the three months ended September 30, 2008.  The decrease in our aggregated selling expenses is primarily attributable to a decrease in marketing costs and the decrease of sales.

General and administrative expenses accounted for the remainder of our net operating expenses of $1,066,009 for the three months ended September 30, 2009, a decrease of $2,329,100 or 68.6%, compared to $3,395,109 for the three months ended September 30, 2008. The decrease in general and administrative expenses is primarily related to a decrease in our general cost of operations due to the reduction of our revenue during the past few years, a reduction in personnel resulting in lower payroll costs and a write off of certain loan receivables during the three months ended September 30, 2008.  No such write offs occurred during the three months ended September 30, 2009.

Non Operating Income and Expenses.  We had total non-operating income of $177,826 for the three months ended September 30, 2009, a decrease of $9,783 or 5.2%, compared to $187,099 for the three months ended September 30, 2008.  Other income (expense) was $(503) for the three months ended September 30, 2009 compared to $173,749 for three months ended September 30, 2008.    Also included in non-operating income (expense) for the three months ended September 30, 2009 is $177,826 related to equity income of an investment that we account for under the equity method.

Net Income.  For the foregoing reasons, we had a net loss of $935,082 for the three months ended September 30, 2009, a decrease of $3,397,443 or 78.4%, compared to $4,332,171 for the three months ended September 30, 2008.  We had loss per share of $0.05 and $0.24 for the three months ended September 30, 2009 and 2008, respectively.

Nine Months Ended September 30, 2009 as Compared to Nine Months Ended September 30, 2008

Revenue.  We generated revenues of $3,078,485 for the nine months ended September 30, 2009, a decrease of $693,116 or 18.4%, compared to $3,771,601 for the nine months ended September 30, 2008.  The decrease in revenue is primarily attributable to the overall slowdown in the economy. Also in order to increase sales volume and to give more customers access our products, we decreased our product’s sales price by 25% in 2009.  The decrease in revenue is attributed to both lower sales volume and lower sales prices.

Gross Profit.  We achieved a gross profit of $358,240 for the nine months ended September 30, 2009, a decrease of $1,093,342 or 75.3%, compared to $1,451,582 for the nine months ended September 30, 2008.  The decrease in gross profit was primarily attributable to a decline in revenue and higher cost of revenues due to higher material costs.  Gross margin (gross profit as a percentage of revenues), was 11.6% for the nine months ended September 30, 2009, compared to 38.5% for the nine months ended September 30, 2008.  The decrease was primarily attributable to higher material costs and a decrease in the selling price for our products as mentioned above.

Operating expenses.  We incurred net operating expenses of $354,781 for the nine months ended September 30, 2009, a decrease of $3,440,229 or 90.7%, compared to $3,795,010 for the nine months ended September 30, 2008.  The decrease in our operating expenses is primarily attributable to a decrease in our general cost of operations due to the reduction of our revenue during the past few years.

Aggregated selling expenses accounted for $42,934 of our operating expenses for the nine months ended September 30, 2009, a decrease of $2,127,418 or 98.0%, compared to $2,170,352 for the nine months ended September 30, 2008.  The decrease in our aggregated selling expenses is primarily attributable to a decrease in marketing costs.  During the nine months ended September 30, 2009 we also recognized a loss on the disposal of property and equipment of $104,254.  We had no such loss during the nine months ended September 30, 2008.  General and administrative expenses accounted for the remainder of our net operating expenses of $207,593 for the nine months ended September 30, 2009, a decrease of $1,417,065 or 87.2% compared to $1,624,658 for the nine months ended September 30, 2008. The decrease in general and administrative expenses is primarily related to a decrease in our general cost of operations due to the reduction of our revenue during the past few years, a reduction in personnel resulting in lower payroll costs and a write off of certain loan receivables during the three months ended September 30, 2008.  No such write offs occurred during the three months ended September 30, 2009.

Non Operating Income and Expenses.  We had total non-operating income of $271,490 for the nine months ended September 30, 2009, an increase of $117,395 or 76.2%, compared to $154,095 for the nine months ended September 30, 2008.  Total non-operating income includes interest income of $396 for the nine months ended September 30, 2009 compared to $154,095 for nine months ended September 30, 2008.  The decrease in interest income is primarily attributable to less cash in the bank generating interest income.  Also included in non-operating income (expense) for the nine months ended September 30, 2009 is $(211,639) related to the loss on the sale of two investments and $484,728 in equity income of another investment that we account for under the equity method.

Net Income.  For the foregoing reasons, we had a net income of $274,949 for the nine months ended September 30, 2009, an increase of $2,422,742 or 112.8%, compared to a net loss of $2,147,793 for the nine months ended September 30, 2008.  We had earnings (loss) per share of $0.01 and $(0.12) for the nine months ended September 30, 2009 and 2008, respectively.

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

During 2008, we exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  We have written down the value of this investment by $987,860 at December 31, 2008.   This investment is accounted for under the equity method and we recorded equity income in this investment for the nine months ended September 30, 2009 of $484,728.  We received our ownership in Jiali a result of settling an old receivable.  We believed that we had a better chance of realizing the value of this receivable by accepting ownership in Jiali than pursuing a cash payment from our customer.  In September 2009 Jiali merged with a U.S. public company trading on the OTC Bulletin Board , which should give us liquidity in this investment.

As of September 30, 2009, we had $168,922 of cash and cash equivalents compared to $90,716 as of December 31, 2008.  Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our current working capital needs, capital expenditures and other liquidity requirements associated with our operations. However, to the extent our allowance for bad debts in insufficient to cover our actual bad debt experience, our liquidity would be negatively impacted.

Cash Flows

Operating.  We used $643,097 of cash for operating activities for the nine months ended September 30, 2009 compared to $2,435,251 provided by our operating activities for the nine months ended September 30, 2008.  The decrease in the use of cash in operating activities is principally due to the decrease in advances to suppliers during the nine months ended September 30, 2008.

Investing.  Our investing activities generated $720,369 of cash for the nine months ended September 30, 2009, compared to  $2,931,264 of cash used in investing activities for the nine months ended September 30, 2008.  The increase is primarily attributable to a decrease in construction in progress in 2009 compared to 2008 and proceeds from the sale of assets in 2009.

Financing.  We had no cash provided by financing activities for the nine months ended September 30, 2009 and 2008.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.         CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Bo Chen, our Chief Executive Officer, and Junyan Tong, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Messrs. Bo and Tong concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of nine months ended September 30, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Notwithstanding the aforementioned controls implemented in December 2006, during management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2009, management identified deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) a lack of segregation of duties within accounting functions, (iii) our internal risk assessment functions, and (iv) our communication functions. Management believes that these deficiencies amount to a material weakness that render our internal controls over financial reporting ineffective as of September 30, 2009.

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

·
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

·
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

·
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

·
As of the nine months ended September 30, 2009 we have not yet established an effective risk assessment system that enables us to collect related information comprehensively and systematically, assess risks in a timely, realistic manner, and take appropriate measures to control risks effectively. The Company is working with its outside consultant to devise an effective risk assessment system and our Chief Financial Officer Junyan Tong is responsible for overseeing such measures.

·
As of the nine months ended September 30, 2009, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer, Mr. Tong, will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2009.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

In 2007, Ji Xiang, a shareholder of China Natural Gas (and son of its Chairman and CEO) instituted litigation in the Chinese court system in Shaanxi province challenging the validity of our ownership of 1,031,884 (2,063,768 pre-stock split) shares of China Natural Gas common stock. We obtained these shares in September 2005 in a share transfer agreement and assert that we have fully performed our obligations under the agreement and are entitled to own the shares.

Also, in January 2008, the same shareholder instituted litigation in the State of Utah District Court, Salt Lake County, against Yangling Bodisen Biotech Development Co. Ltd. and Interwest Transfer Co. (China Natural Gas’s transfer agent) seeking to prevent us from selling our shares in China Natural Gas. Plaintiff has obtained an order from the Utah court provisionally preventing us from selling the China Natural Gas shares pending a decision on the merits of the underlying dispute. In May 2009, Ji Xiang and Yangling entered into a settlement agreement through mediation in the Supreme Court of Shaanxi province. Pursuant to the settlement agreement, Xiang Ji agreed to withdraw the lawsuit he filed against Yangling in the State of Utah District Court, Salt Lake County, and Yangling agreed to sell back to Ji Xiang the 1,031,884 shares at a repurchase price of $3.80 per share, for an aggregate repurchase price of $3,921,159.  As of October 29, 2009, the Utah court lifted the injunction preventing us from selling our shares in China Natural Gas and allowed for the certificate representing the 1,031,884 shares to be transferred to Ji Xiang.  The Company is working with counsel to effect transfer of the shares through a United States transfer agent in accordance with the settlement agreement among the parties.  The pending lawsuit in Utah will be dismissed immediately upon transfer of the shares to Ji Xiang and will thereafter have no further potential effect or impact upon the operation or financial condition of the Company.

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

BODISEN BIOTECH, INC.

Dated: November 16, 2009	/s/Bo Chen
Bo Chen
Chairman, Chief Executive Officer and President
(principal executive officer, principal financial officer, and principal accounting officer )

Dated: November 16, 2009	/s/Junyan Tong
Junyan Tong
Chief Financial Officer
(principal financial officer and accounting officer )