Form 10-K
period 2009-12-31
BODISEN BIOTECH, INC
filed 2010-03-30
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 001-32616
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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes      ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At June 30, 2009, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $3,791,154 based on the closing price of $0.22 as quoted by Nasdaq OTC Bulletin Board on June 30, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.       ☐ Yes  ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of March 22, 2010:  18,710,250.

DOCUMENTS INCORPORATED BY REFERENCE

 List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

We currently distribute our products solely in the People’s Republic of China, and our products are currently sold within a group of approximately 20 Chinese agricultural provinces and government-controlled cities. Approximately 80% of our sales are attributable to the local Shaanxi province, 8% of sales are attributable to Henan province, and 5% of sales are attributable to Shanxi province. We also sell a smaller percentage of our products to additional provinces and government-controlled cities, including Ningxia province, Guangdong province and Heilongjiang province.

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

In March 2005, we formed a new wholly-owned subsidiary by the name of Yang Ling Bodisen Agricultural Technology Co., Ltd., or “Bodisen Agriculturee” under the laws of the People’s Republic of China.  In June 2005, Bodisen Agriculture completed a transaction with Yang Ling, our operating subsidiary in the People’s Republic of China, which resulted in Bodisen Agriculturee owning 100% of Yang Ling.

As a result of the foregoing, we now own 100% of Bodisen Agricultural, which in turn owns 100% of Yang Ling. Bodisen Holdings remains our subsidiary.

In June 2006, Yang Ling created another wholly owned subsidiary in Xinjiang, China by the name of “Xinjiang Bodisen Agriculture Material Co. Ltd.”

Industry Background and Markets

The People’s Republic of China is the exclusive market for our organic compound fertilizers, liquid fertilizers, pesticides and insecticides. We sell our products within a group of 20 Chinese agricultural provinces and government-controlled cities. Approximately 80% of our sales are attributable to the local Shaanxi province, 8% of sales are attributable to Henan province, and 5% of sales are attributable to the neighboring Shanxi province. We also sell a smaller percentage of our products to additional provinces and government controlled cities, including Ningxia province, Guangdong province and Heilongjiang province.

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

Organic Compound Fertilizers

Organic compound fertilizers are our leading products, accounting for approximately 80.48% and 97.9% of our revenue in 2009 and 2008, respectively.

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

Liquid Fertilizers

Liquid fertilizer products accounted for approximately 1.89% and 4.25% of our revenue in 2009 and 2008, respectively.

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

Pesticides and Insecticides

Our pesticides and insecticides account for approximately 1.3% and 9.59% of our revenues in 2009 and 2008 respectively.

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

Three vendors provided 30%, 23% and 20% of the Company’s raw materials for the year ended December 31, 2009, and one vendor provided 16% of the Company’s raw materials for the year ended December 31, 2008  During 2009 and 2008, we did not experience any significant delays in receiving raw materials from our suppliers,

 The specific raw materials and suppliers used for each of our product lines are described below.

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

Intellectual property

We rely on trade secret protection for our proprietary technology and formulae. We currently do not own any patents and have not applied for any patents on our proprietary technology and formulae. A patent application requires a detailed description of our technology and formulae, which would then be made available to the general public. We believe that a patent application and disclosure would be detrimental to our business, as it would reveal features unique to our products. Most of our intellectual property was developed in-house or with various universities and research laboratories (which may not be owned by our company). For information regarding the potential consequences of our intellectual property strategy, please see the paragraph of Item 1A, “Risk Factors,” titled “We may not be able to adequately protect and maintain our intellectual property. ”

We hold certain government approved intellectual property rights in our trade secrets and proprietary information. Certain intellectual property rights in the People’s Republic of China are decided by the government registry, and we have registered our formulae and proprietary information with the Chinese government. We hold certificates for these rights, which must be registered on an annual basis.

We also own trademarks in the “Bodisen” name, which are used on all products.

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

Three customers accounted for 24% and 12% of the Company’s sales for the year ended December 31, 2009.  One customer accounted for 7% of the Company’s sales for the year ended December 31, 2008.

In November 2007 we entered into contracts providing for approximately $9.4 million worth of sales for 2008. As of December 31, 2008, we had received approximately $5.1 million in net revenues in connection with these and other sales contracts.

Following the November 2008 agricultural trade fair and exhibition in Yang Ling, we have received approximately $9 million in commitments for 2009. We had received approximately $4.38 million in connection with these contracts. At the November 2009 agricultural trade fair and exhibition in Yang Ling, we have received approximately$ 9million in commitments for 2010

 Competition

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

In 2009, we budgeted approximately $12,000 for research and development, which we also used towards research ad development of our liquid fertilizer product line.  Currently, we have not budgeted any funds to spend in 2010 on research and development due to the financial crisis

Government and Environmental Regulation

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

National Certificate for Production of Industrial Products

The National Certificate for Production of Industrial Products for compounded fertilizers was issued by the National Industrial Products Production License Office on February 27, 2004. This certificate, on renewal, is valid until February 26, 2014.

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

While we are subject to relevant environmental laws and regulations that require outlay of capital and the obtaining of relevant permits, we do not anticipate any extraordinary capital expenditures in 2010 for such purposes. We did not make any extraordinary capital expenditures in 2009 or 2008 related to compliance with environmental laws and regulations, including expenditures necessary to obtain relevant permits.

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

Employees

As of December 31, 2009, we had a total of 283 employees. Of these employees, approximately 23 were executive and senior managers, 80 were business and accounting staff, 14 were warehouse and purchasing staff, and 20 were drivers or secretaries. The balance consists of production workers. We have not experienced any work stoppages and we consider relations with our employees to be good. We are not a party to any collective bargaining agreements.

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

In addition, we recently settled the litigation regarding our ownership of shares of China Natural Gas, Inc., which was our single largest asset, except construction in progress, based on market value of such shares at December 31, 2008. Pursuant to the settlement terms, we sold our 1,031,884 shares in China Natural Gas, Inc. to Ji Xiang, the original litigant, at a repurchase price of $3.80 per share, for an aggregate repurchase price of $3,921,159.  For more information relating to these matters, see Item 3 “Legal Proceedings.” Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant reputational harm, which in turn could seriously harm our business prospects and our ability to continue as a going concern.

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

As of December 31, 2009, we had $90,716 of cash and cash equivalents. Although we expect that our cash and cash flow from operations will be sufficient to meet our anticipated needs for the next twelve months, if we decide to expand our business more broadly than currently estimated, or if our business grows more rapidly than we expect, we may need to raise additional financing in the future. Our ability to obtain additional funding would be subject to a number of factors, including market conditions, operational performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive, or unavailable, to us. If we are not able to obtain additional financing in the future, we will not be able to grow our business, which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

For the year ended December 31, 2009, two vendors provided 28% and 25% of our raw materials (compared to two vendors providing 16%, and 6% of our raw materials in 2008). Although we have written agreements with these suppliers, we cannot guarantee that they will comply with the terms of our agreements, or that they will be able to deliver sufficient quantities of these raw materials in order for us to meet the increasing demand for our products. If we are not able to manufacture our products because of issues in the supply of necessary raw materials, it could have a material adverse effect on our business, financial condition and results of operations.

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

As is typical in the People’s Republic of China, we generally sell our products to distributors on a rolling basis. This means that there is a lag between when we deliver our products to our distributors (and recognize revenues for those shipments) and when we receive payment for those products. Typically, accounts are settled anywhere from one to two months and up to seven months after delivery of our products, although we may extend other payment terms to our distributors depending on their ability to pay. Often times, if a customer does not order additional products for delivery, we do not have significant leverage to ensure prompt payment of outstanding accounts. In addition to accounts receivables from customers, we also make advances to suppliers for the purchase of their materials. These activities expose us to risk of default. A farmer’s inability to sell his agricultural goods, or grow crops due to inclement weather, could hinder his ability to timely pay his credit obligations to our distributors, which affects their ability to make payment to us. Notably, in 2009, many of our customers did not make payments to our company for products delivered and we no longer believe that we will be able to collect such payments. Further, we have no guarantee that our suppliers will meet their delivery obligations to our company in order for us to produce our goods in a timely fashion. As of December 31, 2009, we had accounts receivable, net of allowance for doubtful accounts, of $241,145.05 compared to $719,607 in 2008, advances to suppliers of $0 compared to $0 in 2008, and we had allowances for doubtful accounts of $4,282,684.01 compared to $6,069,700 in 2008. If an unexpected number of our suppliers and creditors continue to default in their obligations to us, it could have a material adverse effect on our liquidity.

Adverse weather conditions could reduce demand for our products, which could have a negative effect on our revenues.

Demand for our products fluctuates significantly with weather conditions, which may delay the use of our products on crops or render them unnecessary at all. In addition, demand for our products is also affected by natural disasters such as floods, drought, hail, tornadoes and earthquakes. If demand for our products declines, this would have a negative effect on our revenues. In addition, in the event that crop yields are reduced for any reason, including natural disasters, farmers may default on their payments to our distributors, who, in turn, could default on their payments to our company. Further, we have no guarantee that our suppliers will meet their delivery obligations to our company in order for us to produce our goods in a timely fashion. In 2007, for example, there was unseasonably cold spring weather in Shaanxi, which was followed by a flood and drought in the third quarter of 2007. These events affected crop plantings and the use of fertilizers, which had a material adverse effect on our 2007 revenues. Further, many of our customers did not make payments to our company in 2007 for products delivered and we had allowances for doubtful accounts of $4,282,684.01 at December 31, 2009 compared to $6,069,700 at December 31, 2008. Continued defaults could have a negative effect on our cash flows and results of operations.

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

The manufacture and sale of our agricultural products in the People’s Republic of China is regulated by the People’s Republic of China and the Shaanxi Provincial Government. The legal and regulatory regime governing our industry is evolving, and we may become subject to different, including more stringent, requirements than those currently applicable to our company. Because we must obtain permits and other regulatory approvals for the manufacture of our products, we may be vulnerable to local and national government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us, or implement new or more stringent requirements, which may require us to suspend or delay production of our products. For example, we are still delaying the launch of our Mancozeb product line because the Chinese government pesticide office instituted a review of all pesticide production companies. Although our licenses and regulatory filings are current, we have had to suspend the installation of our Mancozeb facility pending the completion of the government review. If we are unable to manufacture and distribute our products, even temporarily, it could have a material adverse effect on our business, financial condition and results of operations.

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

Fluctuation of the Renminbi may indirectly affect our financial condition and your investment by affecting the volume of cross- border money flow.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the currency website www.xe.com, as of December 31, 2009, $1 = 6.828 Renminbi. As we rely entirely on revenue earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Yang Ling’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Xi’an Pharmaceuticals’ business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,803,800 as opposed to RMB 6,828,000 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Xi’an Pharmaceuticals has RMB 1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $124,487 as opposed to $146,456 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 17.5% appreciation of the Renminbi against the U.S. dollar as of December 31, 2009. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

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

Risks Related to Our Common Stock

Our common stock is no longer listed on the American Stock Exchange, or Amex, and until February 2010 was quoted only on the Pink Sheets in the United States, which may have an unfavorable impact on our stock price and liquidity.

On November 6, 2006, we received notice of deficiency from the Amex that we were not in compliance with certain continued listing standards and on March 22, 2007, we received notice from Amex of its intent to delist our shares of common stock. We decided not to appeal Amex’s decision and from April 2007 through January 2010 our common stock was quoted in the United States on the Pink Sheets under the symbol “BBCZ.” As of February 1, 2010, we have obtained clearance from FINRA and have been quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “BBCZ.” See Item 5 of this annual report for more information regarding the market for shares of our common stock. The Pink Sheets and the OTCBB are a significantly more limited market than the Amex and the quotation of our shares on the Pink Sheets or OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock in the United States. This could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased office space located at Room 2001, FanMei Building No. 1 Naguan Zhengjie, Xian, Shaanxi province, People’s Republic of China, 710068, and the telephone number is +011-86-29-87074957. The office space is approximately 328 square meters in area and we lease the space at a rate of RMB 53 per square meter per year.

We also maintain two separate factories in Yang Ling, China, situated at differing locations within the Yang Ling Agriculture High-Tech Industries Demonstration Zone. These two factories occupy an aggregate of approximately 56,745 square meters of land and contain our three production lines, as well as office buildings, warehouses and two research laboratories. These leases require monthly rental payments of $2,550 and the leases expire in 2013.

We have entered into land-lease arrangements for the above-mentioned factories. We do not own any land because, under the People’s Republic of China’s governmental regulations, the government owns all land.

In connection with an agreement with the city government of A La Er, China (which is located in the Uygur autonomous region of Xinjiang, China), we agreed to invest in the construction of a manufacturing facility that will be able to produce up to 200,000 metric tons of fertilizer and pesticide products. This facility is located in Xinjiang, China and is approximately 120 acres (80,000 square meters). We believe that, with the strong government support that we are receiving and the regional market demand for fertilizer and pesticide products, Xinjiang represents a significant long-term growth opportunity for Bodisen. We began construction of the facility in April 2006 and originally believed construction would be completed in November 2006. However, there have been a series of delays, including delays caused by local weather conditions (an early winter, late spring and frequent sandstorms). To date, we have spent approximately $14.8 million on this facility. Although, as of December 31, 2009, construction of the facility was complete, we are waiting for government approval of our production license before we can commence operations.

In August 2006, we entered into a 30-year land-lease arrangement with the government of the People’s Republic of China for the 80,000 square meter plot of land in Xinjiang, under which we pre-paid $2,529,818 upon execution of the contract of lease expense for the next 15 years. We agreed to make a prepayment for the subsequent eight years in November 2021 and will make a final pre-payment in November 2029 for the remaining seven years. The annual lease expense amounts to approximately $169,580. On July 15, 2008, the Company entered into a 50 year land rights agreement for the rights to use the 80,000 square meter plot of land.

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

 In 2007, Ji Xiang, a shareholder of China Natural Gas (and son of its Chairman and CEO) instituted litigation in the Chinese court system in Shaanxi province challenging the validity of our ownership of 1,031,884 (2,063,768 pre-stock split) shares of China Natural Gas common stock. We obtained these shares in September 2005 in a share transfer agreement and assert that we have fully performed our obligations under the agreement and are entitled to own the shares. Also, in January 2008, the same shareholder instituted litigation in the State of Utah District Court, Salt Lake County, against Yangling Bodisen Biotech Development Co. Ltd. and Interwest Transfer Co. (China Natural Gas’s transfer agent) seeking to prevent us from selling our shares in China Natural Gas. Plaintiff obtained an order from the Utah court provisionally preventing us from selling the China Natural Gas shares pending a decision on the merits of the underlying dispute. In May 2009, Ji Xiang and Yangling entered into a settlement agreement through mediation in the Supreme Court of Shaanxi province and the case was dismissed. Pursuant to the settlement agreement, Xiang Ji agreed to withdraw the lawsuit he filed against Yangling in the State of Utah District Court, Salt Lake County, and Yangling agreed to sell back to Ji Xiang the 1,031,884 shares at a repurchase price of $3.80 per share, for an aggregate repurchase price of $3,921,159.

As of October 29, 2009, the Utah court lifted the injunction preventing us from selling our shares in China Natural Gas and allowed for the certificate representing the 1,031,884 shares to be transferred to Ji Xiang.  In November 2009, the Company effected a transfer of the shares through a United States transfer agent in accordance with the settlement agreement among the parties.  The lawsuit in Utah was thereafter dismissed and has no further potential effect or impact upon the operation or financial condition of the Company.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since February 1, 2010, our common stock has been traded on the OTCBB under the symbol “BBCZ.”  From April 2, 2007 to January 29, 2010, our common stock has been traded on the Pink Sheets under the symbol “BBCZ.” Prior to April 2, 2007, our common stock was traded on the American Stock Exchange under the symbol “BBC.” Prior to August 29, 2005, our common stock traded on the Over-the-Counter Bulletin Board under the symbol “BBOI.” In addition, since February 6, 2006, our common stock has been traded on AIM, a market operated by the London Stock Exchange plc, under the symbol “BODI.”

The following table sets forth the high and low bid prices of our common stock for the periods indicated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2008	$1.01	$0.65
2nd Quarter 2008	$0.80	$0.40
3rd Quarter 2008	$0.65	$0.11
4th Quarter 2008	$0.55	$0.10
1st Quarter 2009	$0.40	$0.12
2nd Quarter 2009	$0.27	$0.16
3rd Quarter 2009	$0.25	$0.10
4th Quarter 2009	$0.30	$0.19

As of March 22, 2010, there were approximately 1,220 holders of record of our common stock.

Of the approximately 1,220 holders of record, 28 holders of record currently hold shares of our common stock on behalf of additional persons residing in the People’s Republic of China. Some or all of the 19 stockholders of Bodisen International (which, prior to the “reverse merger,” was the parent of Yang Ling, our principal operating subsidiary) who received stock in the “reverse merger” held at least a portion of such shares on behalf of additional persons residing in the People’s Republic of China. Prior to the reverse merger that resulted in our current corporate structure, various individuals provided investment capital to Yang Ling. After the reverse merger, we issued share certificates for our common stock to reflect the value of the earlier investments. Pursuant to an arrangement with the initial investors, we issued share certificates to certain individuals other than the initial investors (including Qiong Wang, a Director, and Bo Chen, our Chairman, CEO and President), who held title to those shares as nominee for the benefit of those investors. Following our reverse merger and our payment of a three for one stock dividend, Ms. Wang held legal title to a total of 3,748,780 shares, of which she held 3,028,780 as nominee for the benefit of the initial investors and 720,000 for her own benefit, and Mr. Chen held legal title to 3,584,096 shares, of which he held 2,894,096 as nominee for the benefit of the initial investors and 690,000 for his own benefit. Thus, Ms. Wang and Mr. Chen held 5,922,876 shares beneficially for others, apart from the shares they held for themselves.

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

Accordingly, we established a reserve for the annual contribution of 10% of net income to the welfare fund, and the amount included in the statutory reserve for the years ended December 31, 2009 and 2008 amounted to $0 and $0, respectively.

Recent Issuances of Unregistered Securities

In October 2008, we issued 400,000 shares of common stock to Valuerich, Inc. and its designees as consideration for certain business and management consulting services rendered pursuant to a strategic consulting agreement between the Company and Valuerich, Inc. dated April 14, 2008.  In connection with the foregoing, we relied upon the exemption from securities registration afforded by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act, and transfers of such shares were restricted by the Company in accordance with the requirements of the Securities Act. All of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2009 and 2008 and for the two-year period ended December 31, 2009.

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

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

Revenue:

We generated revenue of $4,351,164 for the year ended December 31, 2009, a decrease of $3,243,294 or 42.7%, compared to $7,594,458 for the year ended December 31, 2008.  The decrease in revenue is primarily attributable to the overall slowdown in the economy. Also in order to increase sales volume and to give more customers access our products, we decreased our product’s sales price by 25% in 2009.  The decrease in revenue is attributed to both lower sales volume and lower sales prices.  We anticipate that revenue will increase as the overall global economy increases.

Gross Profit:

We achieved a gross profit of $493,243 for the year ended December 31, 2009, an increase of $88,008 or 21.7%, compared to $405,235 for the year ended December 31, 2008.  The gross profit percentage was 11.3% and 5.3% for the years ended December 31, 2009 and 2008, respectively.  The increase in gross profit margin was primarily attributable to a large write down in inventory in 2008 that was charged to cost of revenue offset by to higher material costs and a decrease in the selling price for our products as mentioned above in 2009.

Operating expenses:

We incurred net operating expenses of $1,310,654 for the year ended December 31, 2009, a decrease of $6,221,660 or 82.6%, compared to $7,532,314 for the year ended December 31, 2008.  The decrease in our operating expenses is primarily attributable to a decrease in our general cost of operations due to the reduction of our revenue during the past few years.

Selling expenses accounted for $151,756 of our operating expenses for the year ended December 31, 2009, a decrease of $2,406,640 or 94.1%, compared to $2,558,396 for the year ended December 31, 2008.  The decrease in our selling expenses is primarily attributable to a decrease in marketing costs.   General and administrative expenses accounted for $1,054,615 for the year ended December 31, 2009, a decrease of $2,931,924 or 73.5% compared to $3,986,539 for the year ended December 31, 2008. The decrease in general and administrative expenses is primarily related to a decrease in our general cost of operations due to the reduction of our revenue during the past few years, a reduction in personnel resulting in lower payroll costs and a write off of certain loan receivables.

Non Operating Income and Expenses

We had total non-operating income of $1,327,700 for the year ended December 31, 2009, an increase of $1,161,424 or 698.5%, compared to $166,276 for the year ended December 31, 2008.  Total non-operating income includes interest income of $2,939 for the year ended December 31, 2009 compared to $155,936 for year ended December 31, 2008.  The decrease in interest income is primarily attributable to less cash in the bank generating interest income.  Also included in non-operating income (expense) for the year ended December 31, 2009 is $842,145 related to the sale of two investments and $484,794 in equity income of another investment that we account for under the equity method.

Net Income:

For the foregoing reasons, we had a net income of $510,289 for the year ended December 31, 2009, an increase in net income of $7,429,326 or 107.4%, compared to a net loss of $6,919,037 for the year ended December 31, 2008.  We had earnings (loss) per share of $0.03 and $(0.37) for the year ended December 31, 2009 and 2008, respectively.

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

During 2008, we exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  We have written down the value of this investment by $987,860 at December 31, 2008.  This investment is accounted for under the equity method and we recorded equity income in this investment for the year ended December 31, 2009 of $484,728.  We received our ownership in Jiali a result of settling an old receivable.  We believed that we had a better chance of realizing the value of this receivable by accepting ownership in Jiali than pursuing a cash payment from our customer.  In September 2009 Jiali merged with a U.S. public company trading on the OTC Bulletin Board, which should give us liquidity in this investment.  At the date of the change, the investment was valued at $2,829,732.  As of December 31, 2009, the fair value of the investment is $8,175,290 which is reflected in the consolidated balance sheet at December 31, 2009.  The unrealized gain of $5,345,558 is reflected as other comprehensive income in the consolidated statement of stockholder’s equity.

During the fourth quarter of 2009, we sold our 1,031,884 shares of China Natural Gas for $3,921,159 or $3.80 a share for a realized gain of $1,053,813.  The sale of the stock was due to a settlement agreement with one of the shareholders of China Natural Gas.

As of December 31, 2009, we had $4,824,135 of cash and cash equivalents compared to $90,716 as of December 31, 2008.  Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our current working capital needs, capital expenditures and other liquidity requirements associated with our operations. However, to the extent our allowance for bad debts in insufficient to cover our actual bad debt experience, our liquidity would be negatively impacted.

Cash Flows

Operating:

Cash provided by operating for the year ended December 31, 2009 was 79,511compared to $6,161,699 for the year ended December 31, 2008.  The decrease in the cash provided by operating activities is principally due to the changes in advances to suppliers.  For the year ended December 31, 2009, we had an increase in advances to suppliers of $541,422 compared to a decrease in advance to suppliers of 10,242,896 for the year ended December 31, 2008.

Investing:

Our investing activities generated $4,651,927 of cash for the year ended December 31, 2009, compared to $6,924,024 of cash used in investing activities for the year ended December 31, 2008.  The increase is primarily attributable to a sale of assets during 2009.

Financing:

We had no cash provided by financing activities for the year ended December 31, 2009 and 2008.

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

Recent Accounting Pronouncements

On July 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. We are currently evaluating the impact of this ASU on our consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on our consolidated financial statements.

For information regarding these and other recent accounting pronouncements and their expected impact on our future financial condition or results of operations, see Note 2 to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bodisen Biotech, Inc. and Subsidiaries
 Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route One	1 Penn Plaza
Iselin, New Jersey 08830	36th Floor
732. 855.9600	New York, NY 10119
Fax:732.855.9559	212.867.1319

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Bodisen Biotech, Inc.

We have audited the accompanying balance sheets of Bodisen Biotech, Inc (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2009, and the related statements of income, stockholders’ equity and comprehensive income, and cash for the years ended December 31, 2009 and 2008 and the financial statement schedule for the years ended December 31, 2009 and 2008. Bodisen Biotech, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bodisen Biotech, Inc as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants

New York, NY
March 8, 2010

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,824,135	$90,716
Accounts receivable and other receivable, net of allowance for
doubtful accounts of $2,751,613 and $6,069,700	1,791,042	719,607
Other receivables	26,298	375,780
Inventory	991,140	2,629,280
Advances to suppliers	541,754	-
Prepaid expense and other current assets	966,942	803,091

Total current assets	9,141,311	4,618,474

PROPERTY AND EQUIPMENT, net	11,837,406	5,373,232

CONSTRUCTION IN PROGRESS	10,422,641	17,542,626

MARKETABLE SECURITY, AVAILABLE-FOR-SALE	8,175,290	6,191,304

INTANGIBLE ASSETS, net	4,873,904	5,093,073

OTHER ASSETS	-	3,669,063

TOTAL ASSETS	$44,450,552	$42,487,772

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$71,504	$710,475
Accrued expenses	161,673	102,556

Total current liabilities	233,177	813,031

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares;
issued and outstanding 18,710,250 and 18,710,250	1,871	1,871
Additional paid-in capital	33,945,822	33,945,822
Other comprehensive income	13,473,307	11,440,962
Statutory reserve	4,314,488	4,314,488
Retained Earnings	(7,518,113)	(8,028,402)
Total stockholders' equity	44,217,375	41,674,741

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,450,552	$42,487,772

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Net Revenue	$4,351,164	$7,594,458

Cost of Revenue	3,857,921	7,189,223

Gross profit	493,243	405,235

Operating expenses
Selling expenses	151,756	2,558,396
General and administrative expenses	1,054,615	3,986,539
Writedown of assets	104,283	987,379
Total operating expenses	1,310,654	7,532,314

Loss from operations	(817,411)	(7,127,079)

Non-operating income (expense):
Other income (expense)	(2,178)	10,340
Interest income, net	2,939	155,936
Gain on sale of investment, net	842,145	-
Equity income in investment	484,794	-
Total non-operating income (expense)	1,327,700	166,276

Income (loss) before provision for income taxes	510,289	(6,960,803)

Provision (benefit) for income taxes	-	(41,766)

Net income (loss)	510,289	(6,919,037)

Other comprehensive income
Foreign currency translation gain	10,745	2,968,882
Unrealized gain (loss) on marketable equity security	2,021,600	(8,048,695)

Comprehensive income (loss)	$2,542,634	$(11,998,850)

Weighted average shares outstanding :
Basic	18,710,250	18,474,388
Diluted	18,710,250	18,474,388

Earnings per share:
Basic	$0.03	$(0.37)
Diluted	$0.03	$(0.37)

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional	Other			Total
	Common Stock		Paid	Comprehensive	Statutory	Accumulated	Stockholders'
	Shares	Amount	in Capital	Income	Reserve	Deficit	Equity

Balance, December 31, 2007	18,310,250	$1,831	$33,860,062	$16,520,775	$4,314,488	$(1,109,365)	$53,587,791

Change in foreign currency translation gain	-	-	-	2,968,882	-	-	2,968,882

Change in unrealized gain on marketable equity security	-	-	-	(8,048,695)	-	-	(8,048,695)

Issuance of 400,000 common stock for consulting services	400,000	40	59,960	-	-	-	60,000

Value of warrants issued for consulting services	-	-	25,800	-	-	-	25,800

Net loss	-	-	-	-	-	(6,919,037)	(6,919,037)

Transfer to statutory reserve	-	-	-	-	-	-	-

Balance, December 31, 2008	18,710,250	1,871	33,945,822	11,440,962	4,314,488	(8,028,402)	41,674,741

Change in foreign currency translation gain	-	-	-	10,745	-	-	10,745

Change in unrealized gain on marketable equity security	-	-	-	2,021,600	-	-	2,021,600

Net income	-	-	-	-	-	510,289	510,289

Transfer to statutory reserve	-	-	-	-	-	-	-

Balance, December 31, 2009	18,710,250	$1,871	$33,945,822	$13,473,307	$4,314,488	$(7,518,113)	$44,217,375

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$510,289	$(6,919,037)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	818,995	519,370
Gain on sale of investment, net	(842,145)
Loss on disposal of fixed asset	104,283
Allowance (recovery) of bad debts	(1,784,375)	(1,879,558)
Write down of assets	-	2,612,257
Common stock issued for services	-	60,000
Value of warrants issued for services	-	25,800
Equity income in investment	(484,794)
(Increase) / decrease in assets:
Accounts receivable	713,597	(1,468,913)
Other receivables	312,616	2,041,625
Inventory	2,016,028	(2,968,248)
Advances to suppliers	(541,422)	10,242,896
Prepaid expense	(178,385)	4,442,283
Other assets	14,634	95,574
Increase / (decrease) in current liabilities:
Accounts payable	(638,890)	(512,590)
Accrued expenses	59,080	(129,760)

Net cash provided by operating activities	79,511	6,161,699

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(64,871)
Additions to construction in progress	(15,289)	(9,117,104)
Acquisition of intangible assets	-	(306,981)
Repayment of loans receivable	-	2,564,932
Proceeds from sale of assets	4,667,216	-

Net cash provided by (used in) investing activities	4,651,927	(6,924,024)

Effect of exchange rate changes on cash and cash equivalents	1,981	235,635

NET INCREASE IN CASH & CASH EQUIVALENTS	4,733,419	(526,690)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	90,716	617,406

CASH & CASH EQUIVALENTS, END OF PERIOD	$4,824,135	$90,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of construction in process to property and equipment	$7,166,581	$-
Transfer of land rights from other assets to intangible assets	$-	$2,696,003
Receivables exchanged for investment interest in Chinese Company	$-	$3,291,264

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD.  The accounts of the Chinese subsidiaries are were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiaries.  According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following are the details of the property and equipment at December 31, 2009 and December 31, 2008, respectively:

	December 31,	December 31,
	2009	2008
Operating equipment	$4,650,919	$1,112,855
Vehicles	687,791	760,694
Office equipment	87,552	87,552
Buildings	8,656,077	5,120,667
	14,082,339	7,081,768
Less accumulated depreciation	(2,244,933)	(1,708,536)
Property and equipment, net	$11,837,406	$5,373,232

Depreciation expense for the years ended December 31, 2009 and 2008 was $599,960 and $364,640, respectively.

On December 31, 2009 and 2008, the Company had “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $10,422,641 and $17,542,626 respectively. During the year ended December 31, 2009, $7,167,559 was transferred from construction in progress to property and equipment.

Marketable Securities

The Company applies the guidance of ASC Topic 320 “Investments-Debt and Equity Securities,” which requires investments in equity securities to be classified as either trading securities or available-for-sale securities.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Marketable equity securities not classified as trading are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2009 and 2008, there was no significant impairment of its long-lived assets.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis as of December 31, 2009.

Description	Level 1	Level 2	Level 3
Assets
Marketable securities	$8,175,290	$-	$-

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2009 and 2008 were insignificant.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 536,000 options outstanding as of December 31, 2009.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $8,644,969 and $8,117,004 at December 31, 2009 and 2008, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the years ended December 31, 2009 and 2008, other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains of $529,965 and $2,968,882, respectively.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 436,000 options as of December 31, 2009 that were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

Statement of Cash Flows

In accordance ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Segment Reporting

ASC Topic 280, “Segment Report,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  ASC Topic 280 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment.  All revenue is from customers in People’s Republic of China and all of the Company’s assets are located in People’s Republic of China.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 4 – Inventory

Inventory at December 31, 2009 and 2008 consisted of the following:

	December 31,	December 31,
	2009	2008
Raw materials	$355,714	$1,290,591
Packaging	59,729	100,926
Finished goods	652,202	1,237,761
	1,067,645	2,629,278
Less obsolescence reserve	(76,505)	-
Inventory, net	$991,140	$2,629,278

Note 5 – Marketable Security

During 2005, the Company purchased 1,031,884 (after 2 for 1 split in 2009) shares of China Natural Gas, Inc. (traded on the NASDAQ: CHNG) for $2,867,346. This investment was classified as available-for-sale and valued at fair value at each reporting period with the change being recorded to unrealized gain/loss in the company’s consolidated statement of stockholder’s equity.  However, in 2007, a shareholder of China Natural Gas instituted litigation challenging the validity of our ownership of the 1,031,884 shares.  A settlement was reached which the shareholder agreed to buy back the shares at $3.80 per share for a total of $3,921,159.  In October 2009, the Company sold the shares back the plaintiff.  As a result of the above transaction, the Company recorded a realized gain of $1,053,813 which is reflected in the consolidated statement of operations for the year ended December 31, 2009.

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jaili Pharmaceutical Co. Ltd (“Jaili”).  The Company had written down the value of this investment by $987,860 at December 31, 2008.  This investment was originally accounted for under the equity method and the Company recorded equity income in this investment through September 30, 2009.  During the fourth quarter of 2009, Jaili was purchased by China Pediatric Pharmaceutical, a public company.  After the transaction, the Company owned 18.8% of China Pediatric Pharmaceutical.  The Company then changed the accounting method for the investment from the equity method to the fair value method.  At the date of the change, the investment was valued at $2,829,732.  As of December 31, 2009, the fair value of the investment is $8,175,290 which is reflected in the consolidated balance sheet at December 31, 2009.  The unrealized gain of $5,345,558 is reflected as other comprehensive income in the consolidated statement of stockholder’s equity.

Note 6 -Other Long-term Assets

During 2006, the Company acquired a 19.5% and a 19.8% interest in two local companies by investing a total amount of $1,156,861 in cash.  One of these investments was sold during the first quarter of 2009 for $732,550 resulting in a loss of $130,336 and the other was sold during the second quarter of 2009 in exchange for inventory valued at $378,789 resulting in a loss of $81,332.

Note 7– Intangible Assets

Net intangible assets at December 31, 2009 and 2008 were as follows:

	December 31,	December 31,
	2009	2008
Rights to use land	$4,999,725	$5,061,427
Fertilizers proprietary technology rights	1,173,600	1,173,600
	6,173,325	6,235,027
Less accumulated amortization	(1,299,421)	(1,141,954)
Intangibles, net	$4,873,904	$5,093,073

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Amortization expense for the Company’s intangible assets for the years ended December 31, 2009 and 2008 amounted to $219,035 and $154,730, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:   2010-$218,000, 2011-$160,000, 2012- $100,000; 2013 - $100,000; 2015 - $100,000 and thereafter - $4,196,000.

Note 8 – Stock Options and Warrants

Stock Options

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	136,000	$5.39
Granted	400,000	0.70
Canceled	-	-
Exercised	-	-
Outstanding at December 31, 2008	536,000	1.89
Granted	-
Canceled	(110,000)	5.07
Exercised	-	-
Outstanding at December 31, 2009	426,000	$1.07	$-
Exercisable at December 31, 2009	426,000	$1.07	$-

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Following is a summary of the status of options outstanding at December 31, 2009:

Options Outstanding
		Weighted
		Average
	Number	Remaining
Range of	Outstanding	Contractual Life
Exercise Price	December 31, 2009	(Years)

$0.70	400,000.00	1.25
$6.72	26,000.00	0.76
	426,000

Options Exercisable
		Weighted
		Average
	Number	Remaining
Range of	Outstanding	Contractual Life
Exercise Price	December 31, 2009	(Years)

$0.70	400,000.00	1.25
$6.72	26,000.00	0.76
	426,000

Note 9 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations.  The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan.  The total expense for the above plan were $0 and $0 for the years ended December 31, 2009 and 2008, respectively.  The Company has recorded welfare payable of $0 and $0 at and December 31, 2009 and 2008, respectively.

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

The Company has appropriated $0 and $0 as reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2009 and 2008, respectively.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 11 – Factory Location and Lease Commitments

The Company’s principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanxi province, People’s Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. These leases require monthly rental payments of $2,550 and the leases expire in 2013.  Future payments under these leases are as follows:

Year	Amount
2010	$30,600
2011	$30,600
2012	$30,600
2013	$3,731

 Note 12 – Current Vulnerability Due to Certain Concentrations

Three vendors provided 30%, 23% and 20% of the Company’s raw materials for the year ended December 31, 2009, and one vendor provided 16% of the Company’s raw materials for the year ended December 31, 2008

Three customers accounted for 24% and 12% of the Company’s sales for the year ended December 31, 2009.  One customer accounted for 17% of the Company’s sales for the year ended December 31, 2008.

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

As of October 29, 2009, the Utah court had lifted the injunction preventing us from selling our shares in China Natural Gas and allowed for the certificate representing the 1,031,884 shares to be transferred to Ji Xiang.  In November 2009, the Company effected a transfer of the shares through a U.S. transfer agent in accordance with the settlement agreement among the parties.  The lawsuit in Utah was thereafter dismissed and has no further potential effect or impact upon the operation or financial condition of the Company.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Bo Chen, our Chief Executive Officer, and Junyan Tong, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Messrs. Bo and Tong concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Notwithstanding the aforementioned controls implemented in December 2006, during management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) a lack of segregation of duties within accounting functions, (iii) our internal risk assessment functions, and (iv) our communication functions.. Management believes that these deficiencies amount to a material weakness that render our internal controls over financial reporting ineffective as of December 31, 2009.

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

•
We have committed to the establishment of effective internal audit functions and have instituted various anti-fraud control and financial and account management policies and procedures to strengthen our internal controls over financial reporting.  Due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of 2009. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

•
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

•
As of the fiscal year ended December 31, 2009, we have not yet established an effective risk assessment system that enables us to collect related information comprehensively and systematically, assess risks in a timely, realistic manner, and take appropriate measures to control risks effectively. The Company is working with its outside consultant to devise an effective risk assessment system and our Chief Financial Officer Junyan Tong is responsible for overseeing such measures.

•
As of the fiscal year ended December 31, 2009, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer, Mr. Tong, will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2009.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

 Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Position
Bo Chen	52	Chairman, Chief Executive Officer and President
Qiong Wang	44	Director
Chenglin Guo	41	Director
Chunsheng Wang	46	Chief Operating Officer
Junyan Tong	38	Chief Financial Officer

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

As of July 2009, we have a vacancy in our board created by the death of Mr. Patrick McManus. As of the date of this report, the Board has been looking for suitable candidates to fill this vacancy.

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

The board and its committees held the following number of meetings during the fiscal year of 2009:

Board of Directors	4
Compensation Committee	2
Nominating Committee	2

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year. Our non-management directors did not meet in executive session during 2009.

Director Experience

The Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. The Board has also considered the fact that all of our directors have worked for, or served on the boards of directors of, a variety of companies in a range of industries. The Board believes that through their varying backgrounds, the Company’s directors bring a wealth of experiences, new ideas and solutions to the Board. Specifically, the Board has noted that our directors have the following skills and qualifications that, among others, have made them particularly suited to serve as a director of Bodisen:
•	Mr. Bo Chen is a founder of Bodisen and has served in executive level positions at Bodisen since 2004. He has extensive knowledge of Bodisen and the fertilizer and chemical industries.].
•
Ms. Qiong Wang is the former Chairwoman and CEO of Bodisen and also is a founder of Bodisen and has served in executive level positions at Bodisen since 2004.  She has extensive knowledge of Bodisen and the fertilizer and chemical industries andsubstantial experience in sales and marketing. Mr. Chenglin Guo is the independent director of Bodisen. He has substantial management and sales experience.

Committees

Our Board of Directors has a Nominating Committee and a Compensation Committee.

Due to Mr. McManus’ death, currently only Chenglin Guo serves on the Nominating and Compensation Committees. The Board is currently in the process of looking for additional members to serve on these committees.

Compensation Committee

Our compensation committee assists the board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers.  Members of the compensation committee are not prohibited from direct involvement in determining their own compensation.  Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated.  The compensation committee is responsible for, among other things:

●	approving and overseeing the compensation package for our executive officers;

●	reviewing and making recommendations to the board with respect to the compensation of our directors;

●
Establish and review at least annually the Company’s general compensation policies applicable to our chief executive officer and other executive officers, evaluating the performance of our chief executive officer and other employees whose compensation is within the jurisdiction of the committee, and setting the compensation level of our chief executive officer and other executive officers based on this evaluation; and

●
reviewing periodically and making recommendations to the board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans; and

●
reviewing and advising the board (and if deemed appropriate, retain consultants) with respect to regional and industry-wide compensation practices and trends in order to assess the adequacy and competitiveness of the our executive compensation programs among comparable companies in our industry.

Our board of directors has adopted a written compensation committee charter.  The charter is currently available on our website at www.bodisen.com.  Chenglin Guo, the director who currently serves on the compensation committee is an "independent" director based on the definition of independence in the listing standards of the National Association of Securities Dealers.

Nominating Committee

The corporate governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board and its committees.  The corporate governance and nominating committee is responsible for, among other things:

●	identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;

●	identifying and recommending to the board the directors to serve as members of the board’s committees;

●	Regularly reporting its activities to the board; and

●	Evaluating the performance of the nominating committee.

Chenglin Guo, the director who currently serves on the nominating committee is an "independent" director based on the definition of independence in the listing standards of the National Association of Securities Dealers. The nominating committee has a written charter. The charter is currently available on our website at www.bodisen.com.

At this time, no additional specific procedures to propose a candidate for consideration by the nominating committee, nor any minimum criteria for consideration of a proposed nomination to the board, have been adopted.

Code of Ethics

We have adopted a code of ethics to apply to all of our executive officers, including our principal executive, financial and accounting officers, our directors, our financial managers and all employees are expected to adhere and promote regarding individual and peer responsibilities, and responsibilities to other employees, the Company, the public and other stakeholders.  Shareholders may request a free copy of the Code of Ethics by contacting the Investor Relations Department at our corporate offices by calling +86-29-87895373, or by sending an e-mail message to info@bodisen.com.

Audit Committee

At a July 30, 2007 meeting of our Board of Directors, our Board of Directors took action to disband our audit committee in light of the fact that our securities are no longer listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association, effective July 30, 2007.

At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Board Leadership and Risk Oversight

Our Chief Executive Officer also serves as Chairman of the Board. We have two other directors, one of whom is independent. The Board believes that the Company’s Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having one person serve as both Chairman and Chief Executive Officer eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	Reviewing, approving, and overseeing risks arising from proposed related party transactions;

•	discussing the annual audited financial statements with the management;

•
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

•
monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Employment Agreements

There are currently no employment agreements between the Company and any of its named executive officers. Further details regarding executive compensation are provided in Item 11 of this report.

Family Relationships

Mr. Bo Chen and Ms. Qiong Wang are husband and wife. Mr. Chungsheng Wang, our Chief Operating Officer, and Ms. Qiong Wang, a member of our Board of Directors, are siblings.

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

Based upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for the fiscal year ended December 31, 2009, we have determined that our directors, officers and greater-than-10% beneficial owners complied with all applicable Section 16 filing requirements.

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

Nominating Procedures

During 2009 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table contains information concerning the compensation of our executive officers and other most highly compensated executive officers for the fiscal year ended December 31, 2009.

Summary Compensation Table

Name And Principal Position (a)	Year (b)	Salary (1) ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen- sation ($) (g)	Nonqualified Deferred Compen- sation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Qiong Wang, former	2009	7,007	N/A	N/A	N/A	N/A	N/A	N/A	7,007
Chief Executive Officer	2008	6,223	N/A	N/A	N/A	N/A	N/A	N/A	6,223

Bo Chen	2009	8,759	N/A	N/A	N/A	N/A	N/A	N/A	8,759
President and current Chief Executive Officer	2008	7,628	N/A	N/A	N/A	N/A	N/A	N/A	7,628

Junyan Tong	2009	4,029	N/A	N/A	N/A	N/A	N/A	N/A	4,029
current Chief
Financial Officer	2008	3,712	N/A	N/A	N/A	N/A	N/A	N/A	3,712

Chunsheng Wang	2009	4,730	N/A	N/A	N/A	N/A	N/A	N/A	4,730
Chief Operating
Officer	2008	4,327	N/A	N/A	N/A	N/A	N/A	N/A	4,327

 (1) All compensation for the officers identified in this table was paid in Chinese Renminbi, and is expressed in U.S. dollars based on the exchange rate in effect as of the last day of the relevant period. The exchange rates between the Renminbi and the U.S. dollar were 6.828 and 6.820 Renminbi to every one U.S. dollar at December 31, 2009 and 2008, respectively.

Outstanding Equity Awards at Fiscal Year-End

None of our named executive officers had unexercised options, stock that has not vested, or equity incentive plan awards outstanding as of December 31, 2009.

Compensation of Directors

Directors of the Company receive compensation for their services and reimbursement for their expenses as determined by the Board of Directors from time to time.

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) I	Option Awards ($) (d)	Non-Equity Incentive Plan Compen- sation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Patrick McManus	2009 2008	12,000 24,000	N/A	N/A	N/A	N/A	N/A	12,000 24,000

Chenglin Guo	2009 2008	0 0	N/A	N/A	N/A	N/A	N/A	0

Linzhang Zhu*	2009 2008	0 3,870	N/A	N/A	N/A	N/A	N/A	0 3,870

* Mr. Zhu resigned from our Board effective December 8, 2008.

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

During 2008, we also granted to a consultant 400,000 options to purchase shares of our common stock for $0.70 per share.  These shares were granted outside of the 2004 Stock Option Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 22, 2010, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent of our common stock; (ii) each of our current executive officers and directors; and (iii) our current directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

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

(2)
Applicable percentage ownership is based on 18,710,520 shares of common stock outstanding as of March 22, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of March 22, 2010, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 22, 2010, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

None.

Director Independence

Our Board of Directors has determined that Chenglin Guo meets the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board of Directors has also determined that Mr. Guo has no material relationships with us - either directly or as a partner, stockholder or officer of any entity which could be inconsistent with a finding of their independence as members of our Board of Directors.

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

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit Fees	$$98,360	$98,360
Audit Related Fees	$22,100	22,100
Tax Fees	-	-
All Other Fees	-	-
Total	$124,460	$124,460

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

A list of the financial statements of the Company filed as part of this Report can be found in the Index to Financial Statements on page F-1.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Company’s Form SB-2 filed September 3, 2002).
3.2	By-Laws (incorporated by reference to Company’s Form SB-2 filed September 3, 2002).
10.1	Bodisen Biotech, Inc. 2004 Stock Option Plan (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005).
10.2	Form of Bodisen Biotech, Inc. Nonstatutory Stock Option Agreement (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005).
14.1	Code of Ethics and Business Conduct for Officers, Directors and Employees of Bodisen Biotech, Inc. (incorporated by reference to the Company’s Form 10-K filed April 30, 2007).
21.1	Schedule of Subsidiaries.
23.1	Consent of Morgenstern, Svoboda & Baer, CPA’s, PC.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bodisen Biotech, Inc.

March 30, 2010	By:	/s/ Bo Chen
Bo Chen
Chief Executive Officer (Principal Executive Officer)

March 30, 2010	By:	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bo Chen
Bo Chen	Chairman, Chief Executive Officer and President	March 30, 2010

/s/ Junyan Tong
Junyan Tong	Chief Financial Officer	March 30, 2010

/s/ Wang Qiong
Wang Qiong	Director	March 30, 2010

/s/ Chenglin Guo
Chenglin Guo	Director	March 30, 2010