Form 10-Q
period 2010-03-31
BODISEN BIOTECH, INC
filed 2010-05-14
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2010: 18,710,250

TABLE OF CONTENTS

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,293,375	$4,824,135
Accounts receivable and other receivable, net of allowance for doubtful accounts of $2,720,097 and $2,751,613	2,158,993	1,791,042
Other receivables	32,364	26,298
Inventory	794,035	991,140
Advances to suppliers	976,735	541,754
Prepaid expense and other current assets	833,839	966,942

Total current assets	9,089,341	9,141,311

PROPERTY AND EQUIPMENT, net	11,634,551	11,837,406

CONSTRUCTION IN PROGRESS	10,422,641	10,422,641

MARKETABLE SECURITY, AVAILABLE-FOR-SALE	7,044,879	8,175,290

INTANGIBLE ASSETS, net	4,819,114	4,873,904

TOTAL ASSETS	$43,010,526	$44,450,552

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$93,624	$71,504
Accrued expenses	169,192	161,673

Total current liabilities	262,816	233,177

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 18,710,250 and 18,710,250	1,871	1,871
Additional paid-in capital	33,945,822	33,945,822
Other comprehensive income	12,342,818	13,473,307
Statutory reserve	4,314,488	4,314,488
Retained Earnings	(7,857,289)	(7,518,113)
Total stockholders' equity	42,747,710	44,217,375

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,010,526	$44,450,552

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
INCOME (LOSS)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)

Net Revenue	$1,031,309	$1,535,035

Cost of Revenue	809,883	1,323,284

Gross profit	221,426	211,751

Operating expenses
Selling expenses	141,414	12,246
General and administrative expenses	421,082	(331,032)
Writedown of assets	-	11,914
Total operating expenses	562,496	(306,872)

Loss from operations	(341,070)	518,623

Non-operating income (expense):
Other income (expense)	(614)	(717)
Interest income	3,168	192
Interest expense	(660)	(75)
Loss on the sale of investment	-	(130,247)
Equity income in investment	-	159,643
Total non-operating income (expense)	1,894	28,796

Income (loss) before provision for income taxes	(339,176)	547,419

Provision (benefit) for income taxes	-	-

Net income (loss)	(339,176)	547,419

Other comprehensive income
Foreign currency translation gain	(79)	(54,350)
Unrealized loss on marketable equity security	(1,130,410)	(722,319)

Comprehensive income (loss)	$(1,469,665)	$(229,250)

Weighted average shares outstanding :
Basic	18,710,250	18,710,250
Diluted	18,710,250	18,710,250

Earnings per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(339,176)	$547,419
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	260,824	147,101
Loss on disposal of fixed asset	-	11,914
Loss on the sale of investment	-	130,247
Allowance (recovery) of bad debts	(31,505)	(483,514)
Equity income in investment	-	(159,643)
(Increase) / decrease in assets:
Accounts receivable	(336,320)	(861,484)
Other receivables	(6,064)	(26,589)
Inventory	197,037	627,397
Advances to suppliers	(434,833)	(174,154)
Prepaid expense	133,058	14,817
Increase / (decrease) in current liabilities:
Accounts payable	22,112	(335,494)
Accrued expenses	7,516	(16,640)

Net cash used in operating activities	(527,351)	(578,623)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,267)	-
Additions to construction in progress	-	(14,624)
Proceeds from sale of investment	-	735,480

Net cash provided by (used in) investing activities	(3,267)	720,856

Effect of exchange rate changes on cash and cash equivalents	(142)	(8,344)

NET INCREASE IN CASH & CASH EQUIVALENTS	(530,760)	133,889

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	4,824,135	90,716

CASH & CASH EQUIVALENTS, END OF PERIOD	$4,293,375	$224,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of construction in process to property and equipment	$-	$7,166,581

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc., a Delaware corporation (the “Company” or “Bodisen”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Organization and Line of Business

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc., its 100% wholly-owned subsidiaries Bodisen Holdings, Inc. (BHI), Yang Ling Bodisen Agricultural Technology Co., Ltd (Agricultural), which was incorporated in March 2005, and Sinkiang Bodisen Agriculture Material Co., Ltd. (Material), which was incorporated in June 2006, as well as the accounts of Agricultural’s 100% wholly- owned subsidiary Yang Ling Bodisen Biology Science and Technology Development Company Limited (BBST).  The Company is engaged in developing, manufacturing and selling organic fertilizers, liquid fertilizers, pesticides and insecticides in the People’s Republic of China and produce numerous proprietary product lines, from pesticides to crop-specific fertilizers.  The Company markets and sells its products to distributors throughout the People's Republic of China, and these distributors, in turn, sell the products to farmers.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  All significant intercompany transactions and balances have been eliminated.  The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($ or “USD”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc., its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2 – Summary of Significant Accounting Policies

Reclassifications

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform with the 2010 presentation with no effect to previously reported net income (loss).

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at March 31, 2010 and December 31, 2009, respectively:

	March 31,	December 31,
	2010	2009
Operating equipment	$4,652,135	$4,650,919
Vehicles	687,791	687,791
Office equipment	87,552	87,552
Buildings	8,658,131	8,656,077
	14,085,609	14,082,339
Less accumulated depreciation	(2,451,058)	(2,244,933)
Property and equipment, net	$11,634,551	$11,837,406

Depreciation expense for the three months ended March 31, 2010 and 2009 was $206,054 and $92,383, respectively.

On March 31, 2010 and December 31, 2009, the Company had “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $10,422,641. During the three months ended March 31, 2010, there were no transfers from construction in progress to property and equipment.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2010 and December 31, 2009, there was no significant impairment of its long-lived assets.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis as of March 31, 2010.

Description	Level 1	Level 2	Level 3
Assets
Marketable securities	$7,044,879	$-	$-

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2010 and 2009 were insignificant.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 426,000 options outstanding as of March 31, 2010.

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

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD.   The accounts of the Chinese subsidiaries are were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiaries.  According to Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.”  Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations.

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $8,127,671 and $8,127,749 at March 31, 2010 and December 31, 2009, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the three months ended March 31, 2010 and 2009, other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains (loss) of $(78) and $(54,350), respectively.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 436,000 and 536,000 options as of March 31, 2010 and 2009 that were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Note 3 – Inventory

Inventory at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
Raw materials	$244,238	$355,714
Packaging	45,473	59,729
Finished goods	504,324	652,202
	794,035	1,067,645
Less obsolescence reserve	-	(76,505)
Inventory, net	$794,035	$991,140

Note 5 – Marketable Security

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  The Company had written down the value of this investment by $987,860 at December 31, 2008.  This investment was originally accounted for under the equity method and the Company recorded equity income in this investment through September 30, 2009.  During the fourth quarter of 2009, Jiali was purchased by China Pediatric Pharmaceuticals, Inc. (“China Pediatric”), a public company.  After the transaction, the Company owned 18.8% of China Pediatric.  The Company then changed the accounting method for the investment from the equity method to the fair value method.  At the date of the change, the investment was valued at $2,829,732.  As of March 31, 2010 and December 31, 2009, the fair value of the investment is $7,044,879 and $8,175,290, respectively, which is reflected in the consolidated balance sheet.  The company recognized an unrealized loss of $1,130,411 and $722,319 for the three months ended March 31, 2010 and 2009, respectively, which is reflected as other comprehensive income in the consolidated statement of stockholder’s equity.

Note 6– Intangible Assets

Net intangible assets at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2009	2009
Rights to use land	$4,999,724	$4,999,725
Fertilizers proprietary technology rights	1,173,600	1,173,600
	6,173,324	6,173,325
Less accumulated amortization	(1,354,210)	(1,299,421)
Intangibles, net	$4,819,114	$4,873,904

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

Amortization expense for the Company’s intangible assets for the three month periods ended March 31, 2010 and 2009 amounted to $54,770 and $54,718, respectively.

Note 7 – Stock Options

Stock Options

Following is a summary of the stock option activity:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2009	426,000	$1.07
Granted	-
Canceled	-
Exercised	-
Outstanding at March 31, 2010 (unaudited)	426,000	$1.07
Exercisable at March 31, 2010 (unaudited)	426,000	$1.07	$-

Note 8 – Statutory Common Welfare Fund

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

The Company did not appropriate a reserve for the statutory surplus reserve and welfare fund for the three months ended March 31, 2010 and 2009.

Note 9 – Factory Location and Lease Commitments

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

Note 10 – Current Vulnerability Due to Certain Concentrations

Two vendors provided 48.4% and 31.3% of the Company’s raw materials for the three months ended March 31, 2010 and three vendors provided 48.6%, 33.5% and 10.7% of the Company’s raw materials for the three months ended March 31, 2009.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2010 as Compared to Three Months Ended March 31, 2009

Revenue.  We generated revenue of $1,031,309 for the three months ended March 31, 2010, a decrease of $503,726 or 33%, compared to $1,535,035 for the three months ended March 31, 2009.  The decrease in revenue is primarily attributable to the overall slowdown in the global economy.  The decrease in revenue is attributed to lower sales volume.

Gross Profit.  We achieved a gross profit of $221,426 for the three months ended March 31, 2010, an increase of $9,675 or 5%, compared to $211,751for the three months ended March 31, 2009.  Gross margin (gross profit as a percentage of revenues), was 21% for the three months ended March 31, 2010, compared to 14% for the three months ended March 31, 2009.  The increase in the gross margin percentage was primarily attributable to an overall decrease in production costs.

Operating expenses.  We incurred net operating expenses of $562,496 for the three months ended March 31, 2010, an increase of $859,368 or 283%, compared to operating income of $306,872 for the three months ended March 31, 2009.  The increase in our operating expenses is primarily attributable to a decrease in bad debt recoveries in 2010 and an increase in marketing promotion and advertising programs and depreciation and amortization expenses.  For the three months ended March 31, 2009, we recognized $483,514 in bad debt recoveries compared to $31,505 for the comparable period in 2010.

Aggregated selling expenses accounted for $141,414 of our operating expenses for the three months ended March 31, 2010, an increase of $129,168 or 1,055%, compared to $12,246 for the three months ended March 31, 2009.  The increase in our aggregated selling expenses is primarily attributable to an increase in marketing promotion and advertising programs.

General and administrative expenses accounted for the remainder of our net operating expenses of $421,082 for the three months ended March 31, 2010, an increase of $752,114 or 227%, compared to income of $331,032 for the three months ended March 31, 2009. The increase in general and administrative expenses is primarily attributable to a decrease in bad debt recoveries in 2010 and an increase in and depreciation and amortization expenses.  For the three months ended March 31, 2009, we recognized $483,514 in bad debt recoveries compared to $31,505 for the comparable period in 2010. Also, for the three months ended March 31, 2010 depreciation and amortization expense increased by $113,723 or 77% due to the increase in property and equipment.

Non Operating Income and Expenses.  We had total non-operating income of $1,894 for the three months ended March 31, 2010, a decrease of $26,902 compared to $28,796 for the three months ended March 31, 2009.  Other income (expense) was $(614) for the three months ended March 31, 2010 compared to $(717) for the three months ended March 31, 2009.    Also included in non-operating income (expense) for the three months ended March 31, 2009 is a loss $130,247 related to a loss on the sale of investment and a gain of $159,643 related to equity income of an investment that we account for under the equity method.  During the three months ended March 31, 2010, we did not incur any gains or losses related to the above transactions.

Net Income.  For the foregoing reasons, we had a net loss of $339,176 for the three months ended March 31, 2010, a decrease of $886,595 or 162%, compared to net income of $547,719 for the three months ended March 31, 2009.  We had earnings (loss) per share of $(0.02) and $0.03 for the three months ended March 31, 2010 and 2009, respectively.

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

As of March 31, 2010, we had $4,293,375 of cash and cash equivalents compared to $4,824,135 as of December 31, 2009.

Cash Flows

Operating.  We used $527,351 of cash for operating activities for the three months ended March 31, 2010 compared to $578,623 for the three months ended March 31, 2009.

Investing.  Our investing activities used $3,267 of cash for the three months ended March 31, 2010, compared to $720,856 of cash provided by investing activities for the three months ended March 31, 2009.  The decrease is primarily attributable to the proceeds from the sale of investment in 2009 of $735,480 for which there were no sales in 2010.

Financing.  We had no cash provided by financing activities for the three months ended March 31, 2010 and 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Messrs. Bo and Tong concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2010.

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

Notwithstanding the aforementioned controls implemented in December 2006, during management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) a lack of segregation of duties within accounting functions, (iii) our internal risk assessment functions, and (iv) our communication functions.. Management believes that these deficiencies amount to a material weakness that render our internal controls over financial reporting ineffective as of March 31, 2010.

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

•
As of the three months ended March 31, 2010, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer, Mr. Tong, will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of March 31, 2010.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.             (REMOVED AND RESERVED)

ITEM 5.             OTHER INFORMATION.

Not applicable.

ITEM 6.             EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODISEN BIOTECH, INC.

Dated: May 14, 2010	/s/Bo Chen
Bo Chen
Chairman, Chief Executive Officer and President
(principal executive officer)

Dated: May 14, 2010	/s/Junyan Tong
Junyan Tong
Chief Financial Officer
(principal financial officer and accounting officer )