Form 10-Q
period 2010-06-30
BODISEN BIOTECH, INC
filed 2010-08-16
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-31539

BODISEN BIOTECH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0381367
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of each of the issuer’s classes of common stock as of August 12, 2010: 18,710,250

PART I – FINANCIAL INFORMATION

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,869,341	$4,824,135
Accounts receivable and other receivable, net of allowance for doubtful accounts of $3,296,095 and $2,751,613	3,836,753	1,791,042
Other receivables	38,978	26,298
Inventory, net	2,500,048	991,140
Advances to suppliers	1,058,441	541,754
Prepaid expense and other current assets	746,426	966,942

Total current assets	13,049,987	9,141,311

PROPERTY AND EQUIPMENT, net	11,495,948	11,837,406

CONSTRUCTION IN PROGRESS	10,465,269	10,422,641

MARKETABLE SECURITY, AVAILABLE-FOR-SALE	9,285,514	8,175,290

INTANGIBLE ASSETS, net	4,783,824	4,873,904

TOTAL ASSETS	$49,080,542	$44,450,552

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,545,145	$71,504
Accrued expenses	195,042	161,673

Total current liabilities	2,740,187	233,177

Long-term note payable	1,473,000	-

TOTAL LIABILITIES	4,213,187	233,177

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 18,710,250 and 18,710,250	1,871	1,871
Additional paid-in capital	33,945,822	33,945,822
Other comprehensive income	14,751,649	13,473,307
Statutory reserve	4,314,488	4,314,488
Retained Earnings	(8,146,475)	(7,518,113)
Total stockholders' equity	44,867,355	44,217,375

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,080,542	$44,450,552

The accompanying notes are an integral part of these consolidated financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenue	$2,902,929	$1,070,493	$3,934,238	$2,605,528

Cost of revenue	1,854,716	893,431	2,664,599	2,216,715

Gross profit	1,048,213	177,062	1,269,639	388,813

Operating expenses
Selling expenses	204,772	14,872	346,186	27,118
General and administrative expenses	1,097,655	(1,010,898)	1,518,737	(858,416)
Writedown of assets	-	92,340	-	104,254
Total operating expenses	1,302,427	(903,686)	1,864,923	(727,044)

Loss from operations	(254,214)	1,080,748	(595,284)	1,115,857

Non-operating income (expense):
Other income (expense)	(19,227)	(484,081)	(19,841)	(1,284)
Interest income	4,718	122	7,886	314
Interest expense	(20,463)	(73)	(21,123)	(148)
Loss on the sale of investment	-	(81,363)	-	(211,610)
Equity income in investment	-	147,259	-	306,902
Total non-operating income (expense)	(34,972)	(418,136)	(33,078)	94,174

Income (loss) before provision for income taxes	(289,186)	662,612	(628,362)	1,210,031

Provision (benefit) for income taxes	-	-	-	-

Net income (loss)	(289,186)	662,612	(628,362)	1,210,031

Other comprehensive income
Foreign currency translation gain	168,197	(558)	168,118	(54,908)
Unrealized gain on marketable equity security	2,240,634	5,613,449	1,110,224	4,891,130

Comprehensive income (loss)	$2,119,645	$6,275,503	$649,980	$6,046,253

Weighted average shares outstanding :
Basic	18,710,250	18,710,250	18,710,250	18,710,250
Diluted	18,710,250	18,710,250	18,710,250	18,710,250

Earnings per share:
Basic	$(0.02)	$0.04	$(0.03)	$0.06
Diluted	$(0.02)	$0.04	$(0.03)	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(628,362)	$1,210,031
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	501,084	296,110
Loss on disposal of fixed asset	-	104,254
Loss on the sale of investment	-	211,610
Allowance (recovery) of bad debts	531,020	(1,372,251)
Equity income in investment	-	(306,902)
(Increase) / decrease in assets:
Accounts receivable	(2,560,964)	(1,157,526)
Other receivables	(12,520)	(32,201)
Inventory	(1,498,623)	1,097,828
Advances to suppliers	(512,340)	(399,168)
Prepaid expense	223,541	62,424
Increase / (decrease) in current liabilities:
Accounts payable	2,463,148	(415,572)
Accrued expenses	32,615	(20,399)

Net cash used in operating activities	(1,461,401)	(721,762)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,268)	-
Additions to construction in progress	-	(15,285)
Proceeds from sale of investment	-	735,656

Net cash provided by (used in) investing activities	(3,268)	720,371

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,466,900	-

Net cash provided by (used in) investing activities	1,466,900	-

Effect of exchange rate changes on cash and cash equivalents	42,975	(5,213)

NET INCREASE IN CASH & CASH EQUIVALENTS	45,206	(6,604)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	4,824,135	90,716

CASH & CASH EQUIVALENTS, END OF PERIOD	$4,869,341	$84,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of construction in process to property and equipment	$-	$7,143,372
Exchange of investment for inventory	$-	$378,789

The accompanying notes are an integral part of these consolidated financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc., a Delaware corporation (the “Company” or “Bodisen”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc., and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at June 30, 2010 and December 31, 2009, respectively:

	June 30,	December 31,
	2010	2009
Operating equipment	$4,671,161	$4,650,919
Vehicles	690,604	687,791
Office equipment	87,910	87,552
Buildings	8,693,542	8,656,077
	14,143,217	14,082,339
Less accumulated depreciation	(2,647,269)	(2,244,933)
Property and equipment, net	$11,495,948	$11,837,406

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

Depreciation expense for the three and six months ended June 30, 2010 and 2009 was $185,472 and $391,526 and $94,246 and $186,629, respectively.

On June 30, 2010 and December 31, 2009, the Company had “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $10,465,269 and $10,422,641. During the six months ended June 30, 2010, there were no transfers from construction in progress to property and equipment.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2010 and December 31, 2009, there was no significant impairment of its long-lived assets.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis as of June 30, 2010.

Description	Level 1	Level 2	Level 3
Assets:
Marketable securities	$9 ,285,514	$-	$-

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and six months ended June 30, 2010 and 2009 were insignificant.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 426,000 options outstanding as of June 30, 2010.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $8,295,867 and $8,127,749 at June 30, 2010 and December 31, 2009, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the three and six months ended June 30, 2010, other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains (loss) of $168,197 and $168,118, respectively, and ($558) and ($54,908) for the three and six months ended June 30, 2009, respectively.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 426,000 and 436,000 options as of June 30, 2010 and 2009 that were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

Statement of Cash Flows

In accordance with ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

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

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

Note 3 – Inventory

Inventory at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
Raw materials	$1,310,251	$355,714
Packaging	21,164	59,729
Finished goods	1,168,633	652,202
	2,500,048	1,067,645
Less obsolescence reserve	-	(76,505)
Inventory, net	$2,500,048	$991,140

Note 5 – Marketable Security

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  The Company had written down the value of this investment by $987,860 at December 31, 2008.  This investment was originally accounted for under the equity method and the Company recorded equity income in this investment through September 30, 2009.  During the fourth quarter of 2009, Jiali was purchased by China Pediatric Pharmaceuticals, Inc. (“China Pediatric”), a public company.  After the transaction, the Company owned 18.8% of China Pediatric.  The Company then changed the accounting method for the investment from the equity method to the fair value method.  At the date of the change, the investment was valued at $2,829,732.  As of June 30, 2010 and December 31, 2009, the fair value of the investment is $9,285,514 and $8,175,290, respectively, which is reflected in the consolidated balance sheet.  The company recognized an unrealized gain of $2,240,634 and $1,110,224 for the three and six months ended June 30, 2010, respectively, and an unrealized gain of $5,613,449 and $4,891,130 for the three and six months ended June 30, 2009, respectively, which is reflected as other comprehensive income in the consolidated statement of stockholder’s equity.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

Note 6– Intangible Assets

Net intangible assets at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
Rights to use land	$5,020,173	$4,999,725
Fertilizers proprietary technology rights	1,178,400	1,173,600
	6,198,573	6,173,325
Less accumulated amortization	(1,414,749)	(1,299,421)
Intangibles, net	$4,783,824	$4,873,904

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

Amortization expense for the Company’s intangible assets amounted to $54,788 and $109,558 for the three and six months ended June 30, 2010, respectively and $54,763 and $109,481 for the three and six months ended June 30, 2009, respectively.

Note 7 – Long-Term Note Payable

On March 19, 2010, the Company obtained a bank loan for 10,000,000 RMB (approximately $1,437,000).  The loan has an 8.1% annual interest rate, matures on March 19, 2010 and is secured by the Company’s land and facility.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

Note 8 – Stock Options

Stock Options

The following is a summary of the stock option activity:

		Weighted	Aggregate
	Options	Average	Intrinsic
	Outstanding	Exercise Price	Value
Outstanding at December 31, 2009	426,000	$1.07
Granted	-
Canceled	-
Exercised	-
Outstanding at June 30, 2010 (unaudited)	426,000	$1.07
Exercisable at June 30, 2010 (unaudited)	426,000	$1.07	$-

Note 9 – Statutory Common Welfare Fund

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

The Company did not appropriate a reserve for the statutory surplus reserve and welfare fund for the six months ended June 30, 2010 and 2009.

Note 10 – Factory Location and Lease Commitments

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

 Note 11 – Current Vulnerability Due to Certain Concentrations

Two vendors provided 18.8% and 18.5% of the Company’s raw materials for the six months ended June 30, 2010 and three vendors provided 49.4%, 12.6% and 11.5% of the Company’s raw materials for the six months ended June 30, 2009.

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

Accounts receivable

We maintain reserves for potential credit losses on accounts receivable and record them primarily on a specific identification basis. In order to establish reserves, we review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. This analysis and evaluation requires the use of judgments and estimates. Because of the nature of the evaluation, certain judgments and estimates are subject to change, which may require adjustments in future periods.

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

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

Results of Operations

Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

Revenue.  We generated revenue of $2,902,929 for the three months ended June 30, 2010, an increase of $1,832,436 or 171%, compared to $1,070,493 for the three months ended June 30, 2009.  The increase in revenue is primarily attributable to the overall recovery of the economic environment and the launch of new products during the quarter.

Gross Profit.  We achieved a gross profit of $1,048,213 for the three months ended June 30, 2010, an increase of $871,151 or 492%, compared to $177,062 for the three months ended June 30, 2009.  Gross margin (gross profit as a percentage of revenues), was 36% for the three months ended June 30, 2010, compared to 17% for the three months ended June 30, 2009.  The increase in the gross margin percentage was primarily attributable to the higher profit margins which are earned on the new products.

Aggregated selling expenses accounted for $204,772 of our operating expenses for the three months ended June 30, 2010, an increase of $189,900 or 1,277%, compared to $14,872 for the three months ended June 30, 2009.  The increase in our aggregated selling expenses is primarily attributable to an increase in marketing promotion and advertising programs.

General and administrative expenses accounted for $1,097,655 of our operating expenses for the three months ended June 30, 2010, an increase of $2,108,553 or 209%, compared to income of $1,010,898 for the three months ended June 30, 2009. The increase in general and administrative expenses is primarily attributable to a decrease in bad debt recoveries in 2010 compared to 2009.  During the three months ended June 30, 2009 the Company recorded a bad debt recovery of $888,737 compared to a charge to bad debt of $562,525 for the three months ended June 30, 2010.

Non Operating Income and Expenses.  We had total non-operating expenses of $34,972 for the three months ended June 30, 2010, a decrease of $383,164 compared to expense of $418,136 for the three months ended June 30, 2009.  Other income (expense) was $(19,227) for the three months ended June 30, 2010 compared to $(484,081) for the three months ended June 30, 2009.    Also included in non-operating income (expense) for the three months ended June 30, 2009 is a loss $81,363 related to a loss on the sale of investment and a gain of $147,259 related to equity income of an investment that we account for under the equity method.  During the three months ended June 30, 2010, we did not incur any gains or losses related to the sale on investment or equity income in investment.

Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

Revenue.  We generated revenue of $3,934,238 for the six months ended June 30, 2010, an increase of $1,328,710 or 51%, compared to $2,605,528 for the six months ended June 30, 2009.  The increase in revenue is primarily attributable to the overall recovery of the economic environment and the launch of new products in May 2010.

Gross Profit.  We achieved a gross profit of $1,269,639 for the six months ended June 30, 2010, an increase of $880,826 or 227%, compared to $388,813 for the six months ended June 30, 2009.  Gross margin (gross profit as a percentage of revenues), was 32% for the six months ended June 30, 2010, compared to 15% for the six months ended June 30, 2009.  The increase in the gross margin percentage was primarily attributable to the higher profit margins which are earned on the new products.

Aggregated selling expenses accounted for $346,186 of our operating expenses for the six months ended June 30, 2010, an increase of $319,068 or 1,177%, compared to $27,118 for the six months ended June 30, 2009.  The increase in our aggregated selling expenses is primarily attributable to an increase in marketing promotion and advertising programs.

General and administrative expenses accounted for $1,518,737 of our operating expenses for the six months ended June 30, 2010, an increase of $2,377,153 or 277%, compared to income of $858,416 for the six months ended June 30, 2009. The increase in general and administrative expenses is primarily attributable to a decrease in bad debt recoveries in 2010 compared to 2009.  During the six months ended June 30, 2009 the Company recorded a bad debt recovery of $1,372,251 compared to a charge to bad debts of $531,020 for the six months ended June 30, 2010.

Non Operating Income and Expenses.  We had total non-operating expense of $33,078 for the six months ended June 30, 2010, a decrease of $127,252 compared to income of $94,174 for the six months ended June 30, 2009.  Other income (expense) was $(19,841) for the six months ended June 30, 2010 compared to $(1,284) for the six months ended June 30, 2009.  Also included in non-operating income (expense) for the six months ended June 30, 2009 is a loss of $211,610 related to a loss on the sale of investment and a gain of $306,902 related to equity income of an investment that we account for under the equity method.  During the six months ended June 30, 2010, we did not incur any gains or losses related to the sale on investment or equity income in investment.

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

On March 19, 2010, we obtained a bank loan for 10,000,000 RMB (approximately $1,437,000).  The loan has an 8.1% annual interest rate, matures on March 19, 2010 and is secured by our land and production facility.

As of June 30, 2010, we had $4, 869,341 of cash and cash equivalents compared to $4,824,135 as of December 31, 2009.

Cash Flows

Operating.  We used $1,461,401 of cash for operating activities for the six months ended June 30, 2010 compared to $721,762 for the six months ended June 30, 2009.

Investing.  Our investing activities used $3,268 of cash for the six months ended June 30, 2010, compared to $720,371 of cash provided by investing activities for the six months ended June 30, 2009.  The decrease is primarily attributable to the proceeds from the sale of investment in 2009 of $735,656 for which there were no sales in 2010.

Financing.  Our financing activities provided $1,466,900 of cash from a long term bank financing for the six months ended June 30, 2010 compared to no cash provided by financing activities for the six months ended June 30, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Messrs. Bo and Tong concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2010.

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

Notwithstanding the aforementioned controls implemented in December 2006, during management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) a lack of segregation of duties within accounting functions, (iii) our internal risk assessment functions, and (iv) our communication functions. Management believes that these deficiencies amount to a material weakness that render our internal controls over financial reporting ineffective as of June 30, 2010.

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

☐
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

☐
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

☐
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

☐
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

☐
As of the six months ended June 30, 2010, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer, Mr. Tong, will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2010.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BODISEN BIOTECH, INC.

Dated: August 16, 2010	/s/Bo Chen
Bo Chen
Chairman, Chief Executive Officer and President
(principal executive officer)

Dated: August 16, 2010	/s/Junyan Tong
Junyan Tong
Chief Financial Officer
(principal financial officer and accounting officer )