Form 10-K/A
period 2009-12-31
BODISEN BIOTECH, INC
filed 2010-10-27
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No.1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 001-32616
Bodisen Biotech, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0381367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2001, FanMei Building No. 1 Naguan Zhengjie Xi’an, Shaanxi 710068 People’s Republic of China	710068
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicat e by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the   preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of October 15, 2010:  18,710,250.

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

Explanatory Note

The Company changed its revenue recognition policy to the cost recovery method as the Company does not believe that collection is reasonably assured.  Under the cost recovery method, no profit is recognized until cash payments exceed the cost of the goods sold and the Company records deferred revenue which is the gross profit that has not been realized.  As a result of the change in the revenue recognition policy, the Company is filing an amendment to the Form 10-K that was originally filed with the Securities and Exchange Commission on March 30, 2010.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K/A
FOR YEAR ENDED DECEMBER 31, 2009

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

T hree customers accounted for 24% and 12% of the Company ’ s sales for the year ended December 31, 2009.  One customer accounted for 7 % of the Company ’ s sales for the year ended December 31, 2008.

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

As of December 31, 2009, we had $4,824,135 of cash and cash equivalents. Although we expect that our cash and cash flow from operations will be sufficient to meet our anticipated needs for the next twelve months, if we decide to expand our business more broadly than currently estimated, or if our business grows more rapidly than we expect, we may need to raise additional financing in the future. Our ability to obtain additional funding would be subject to a number of factors, including market conditions, operational performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive, or unavailable, to us. If we are not able to obtain additional financing in the future, we will not be able to grow our business, which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

We currently rely on a small number of suppliers for raw materials used to produce our products ..

Three vendors provided 30%, 23% and 20% of the Company’s raw materials for the year ended December 31, 2009, and one vendor provided 16% of the Company’s raw materials for the year ended December 31, 2008.  Although we have written agreements with these suppliers, we cannot guarantee that they will comply with the terms of our agreements, or that they will be able to deliver sufficient quantities of these raw materials in order for us to meet the increasing demand for our products. If we are not able to manufacture our products because of issues in the supply of necessary raw materials, it could have a material adverse effect on our business, financial condition and results of operations.

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

As is typical in the People’s Republic of China, we generally sell our products to distributors on a rolling basis. This means that there is a lag between when we deliver our products to our distributors (and recognize revenues for those shipments) and when we receive payment for those products. Typically, accounts are settled anywhere from one to two months and up to seven months after delivery of our products, although we may extend other payment terms to our distributors depending on their ability to pay. Often times, if a customer does not order additional products for delivery, we do not have significant leverage to ensure prompt payment of outstanding accounts. In addition to accounts receivables from customers, we also make advances to suppliers for the purchase of their materials. These activities expose us to risk of default. A farmer’s inability to sell his agricultural goods, or grow crops due to inclement weather, could hinder his ability to timely pay his credit obligations to our distributors, which affects their ability to make payment to us. Notably, in 2009, many of our customers did not make payments to our company for products delivered and we no longer believe that we will be able to collect such payments. Further, we have no guarantee that our suppliers will meet their delivery obligations to our company in order for us to produce our goods in a timely fashion. As of December 31, 2009, we had accounts receivable, net of allowance for doubtful accounts, of $2,346,583 compared to $2,590,277 in 2008, advances to suppliers of $541,754 compared to $0 in 2008, and we had allowances for doubtful accounts of $2,196,072 compared to $4,199,030 in 2008. If an unexpected number of our suppliers and creditors continue to default in their obligations to us, it could have a material adverse effect on our liquidity.

Adverse weather conditions could reduce demand for our products, which could have a negative effect on our revenues.

Demand for our products fluctuates significantly with weather conditions, which may delay the use of our products on crops or render them unnecessary at all. In addition, demand for our products is also affected by natural disasters such as floods, drought, hail, tornadoes and earthquakes. If demand for our products declines, this would have a negative effect on our revenues. In addition, in the event that crop yields are reduced for any reason, including natural disasters, farmers may default on their payments to our distributors, who, in turn, could default on their payments to our company. Further, we have no guarantee that our suppliers will meet their delivery obligations to our company in order for us to produce our goods in a timely fashion. In 2007, for example, there was unseasonably cold spring weather in Shaanxi, which was followed by a flood and drought in the third quarter of 2007. These events affected crop plantings and the use of fertilizers, which had a material adverse effect on our 2007 revenues. Further, many of our customers did not make payments to our company in 2007 for products delivered and we had allowances for doubtful accounts of $2,196,072 at December 31, 2009 compared to $4,199,030 at December 31, 2008. Continued defaults could have a negative effect on our cash flows and results of operations.

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

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

Revenue :

We generated revenue of $5,217,277 for the year ended December 31, 2009, a decrease of $2,395,450 or 31.5%, compared to $7,612,727 for the year ended December 31, 2008.  The decrease in revenue is primarily attributable to the overall slowdown in both the global and the Chinese economy. Also in order to increase sales volume and to give more customers access our products, we decreased our product’s sales price by 25% in 2009.  The decrease in revenue is attributed to both lower sales volume and lower sales prices.  The decrease in revenue is due to a 3% decrease in sales price and a 97% decrease in volume.  We anticipate that revenue will increase as both the global and Chinese economy increases.

Gross Profit :

We achieved a gross profit of $1.359.356 for the year ended December 31, 2009, an increase of $935,852 or 221%, compared to $423,504 for the year ended December 31, 2008.  The gross profit percentage was 26.1% and 5.6% for the years ended December 31, 2009 and 2008, respectively.  The increase in gross profit margin was primarily attributable to a large write down in inventory in 2008 that was charged to cost of revenue offset by to higher material costs and a decrease in the selling price for our products as mentioned above in 2009.   In 2008 we wrote down our inventory by approximately $1,625,000 due to obsolescence.  In 2009 we reserved approximately $76,000 as an inventory obsolescence reserve which decreased our gross profit by 1.7%.

Operating expenses:

We incurred net operating expenses of $2,316,592 for the year ended December 31, 2009, a decrease of $5,200,562 or 69.2%, compared to $7,517,154 for the year ended December 31, 2008.  The decrease in our operating expenses is primarily attributable to a decrease in our general cost of operations due to the reduction of our revenue during the past few years.  We have attempted to reduce our operating expense due to the reduction in revenue over the past few years.  We expect our operating expenses to remain at their current levels for the foreseeable future.

Selling expenses accounted for $151,756 of our operating expenses for the year ended December 31, 2009, a decrease of $2,406,640 or 94.1%, compared to $2,558,396 for the year ended December 31, 2008.  The decrease in our selling expenses is primarily attributable to a decrease in marketing costs principally related to advertising in trade publications.   General and administrative expenses accounted for $2,060,553 for the year ended December 31, 2009, a decrease of $1,910,826 or 48.1% compared to $3,971,379 for the year ended December 31, 2008. The decrease in general and administrative expenses is primarily related to a decrease in our general cost of operations due to the reduction of our revenue during the past few years, a reduction in personnel resulting in lower payroll costs and a write off of certain loan receivables.

Loss from operating:

Based on the above we incurred loss from operations of $957,236 for the year ended December 31, 2009, a decrease of $6,136,414 or 86.5%, compared to $7,093,650 for the year ended December 31, 2008.  Our loss from operations was offset by non-operating income.  See discussions of non-operating income below.

Non Operating Income and Expenses

We had total non-operating income of $1,327,700 for the year ended December 31, 2009, an increase of $1,161,424 or 698.5%, compared to $166,276 for the year ended December 31, 2008.  Total non-operating income includes interest income of $2,939 for the year ended December 31, 2009 compared to $155,936 for year ended December 31, 2008.  The decrease in interest income is primarily attributable to less cash in the bank generating interest income.  Also included in non-operating income (expense) for the year ended December 31, 2009 is $842,145 related to the sale of two investments and $484,794 in equity income of another investment that we account for under the equity method.  We do not expect other income in the future to be such a large percentage of our net income.  The gain on the sale of two investments was a one-time event that we do not expect in the future.  Our equity investment dropped below 20%; therefore we will not be account for this investment on the equity method in the future.

Net Income :

For the foregoing reasons, we had a net income of $370,464 for the year ended December 31, 2009, an increase in net income of $7,256,072 or 105.3%, compared to a net loss of $6,885,608 for the year ended December 31, 2008.  We had earnings (loss) per share of $0.02 and $(0.37) for the year ended December 31, 2009 and 2008, respectively.

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

During 2008, we exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  We have written down the value of this investment by $987,860 at December 31, 2008.  This investment is accounted for under the equity method and we recorded equity income in this investment for the year ended December 31, 2009 of $484,728.  We received our ownership in Jiali a result of settling an old receivable.  We believed that we had a better chance of realizing the value of this receivable by accepting ownership in Jiali than pursuing a cash payment from our customer.  In September 2009 Jiali merged with a U.S. public company trading on the OTC Bulletin Board, which should give us liquidity in this investment.  At the date of the change, the investment was valued at $2,829,732.  As of December 31, 2009, the fair value of the investment is $8,175,290 which is reflected in the consolidated balance sheet at December 31, 2009.  The unrealized gain of $2,021,600 for the year ended December 31, 2009, is reflected as other comprehensive income in the consolidated statement of stockholder’s equity.

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

Cash Flows

Operating:

Cash provided by operating for the year ended December 31, 2009 was $79,511compared to $6,161,699 for the year ended December 31, 2008.  The decrease in the cash provided by operating activities is principally due to the changes in advances to suppliers.  For the year ended December 31, 2009, we had an increase in advances to suppliers of $541,422 compared to a decrease in advance to suppliers of 10,242,896 for the year ended December 31, 2008.  During the year ended December 31, 2009, the Company recorded bad debt recoveries of $469,246 compared to an increase in the allowance for bad debts of $4,780,347 for the year ended December 31, 2008. For the years ended December 31, 2009 and 2008, the Company had a decrease in deferred revenue of $1,175,304 and $6,693,334, respectively.  The other significant difference was the change in inventory.  During 2008, inventory increased $2,968,248 and during 2009, inventory decreased by $2,016,028.  During 2009, sales began to decrease significantly.  In response to this decline, we began reducing our purchases to reduce our inventory levels.  As the economy begins to strengthen, we expect to increase our inventory levels to meet the increased demand.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bodisen Biotech, Inc. and Subsidiaries
 Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

 Contents

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route One	One Penn Plaza
Iselin, New Jersey 08830	36th Floor
732. 855.9600	New York, NY 10119
Fax:732.855.9559	212.867.1319
www.acsbco.com

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Bodisen Biotech, Inc.

We have audited the accompanying consolidated balance sheets of Bodisen Biotech, Inc (a Delaware corporation) and its subsidiaries as of December 31, 2008 and 2009, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bodisen Biotech, Inc  and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009,  in conformity with accounting principles generally accepted in the United States of America.

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants

New York, NY
March 8, 2010

Expect for Note 14
October 27, 2010

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
	As Restated	As Restated

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,824,135	$90,716
Accounts receivable and other receivable, net of allowance for doubtful accounts of $2,196,072 and $4,199,030	2,346,583	2,590,277
Other receivables	26,298	375,780
Inventory	991,140	2,629,280
Advances to suppliers	541,754	-
Prepaid expense and other current assets	966,942	803,091

Total current assets	9,696,852	6,489,144

PROPERTY AND EQUIPMENT, net	11,837,406	5,373,232

CONSTRUCTION IN PROGRESS	10,422,641	17,542,626

MARKETABLE SECURITY, AVAILABLE-FOR-SALE	8,175,290	6,191,304

INTANGIBLE ASSETS, net	4,873,904	5,093,073

OTHER ASSETS	-	3,669,063

TOTAL ASSETS	$45,006,093	$44,358,442

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$71,504	$710,475
Accrued expenses	161,673	102,556
Deferred revenue	917,147	2,092,451

Total current liabilities	1,150,324	2,905,482

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 18,710,250 and 18,710,250	1,871	1,871
Additional paid-in capital	33,945,822	33,945,822
Accumulated other comprehensive income	13,473,307	11,440,962
Statutory reserve	4,314,488	4,314,488
Retained Earnings	(7,879,719)	(8,250,183)
Total stockholders' equity	43,855,769	41,452,960

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,006,093	$44,358,442

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
	As Restated	As Restated

Net Revenue	$5,217,277	$7,612,727

Cost of Revenue	3,857,921	7,189,223

Gross profit	1,359,356	423,504

Operating expenses
Selling expenses	151,756	2,558,396
General and administrative expenses	2,060,553	3,971,379
Writedown of assets	104,283	987,379
Total operating expenses	2,316,592	7,517,154

Loss from operations	(957,236)	(7,093,650)

Non-operating income (expense):
Other income (expense)	(2,178)	10,340
Interest income, net	2,939	155,936
Gain on sale of investment, net	842,145	-
Equity income in investment	484,794	-
Total non-operating income (expense)	1,327,700	166,276

Income (loss) before provision for income taxes	370,464	(6,927,374)

Provision (benefit) for income taxes	-	(41,766)

Net income (loss)	370,464	(6,885,608)

Other comprehensive income
Foreign currency translation gain	10,745	2,968,882
Unrealized gain (loss) on marketable equity security	2,021,600	(8,048,695)

Comprehensive income (loss)	$2,402,809	$(11,965,421)

Weighted average shares outstanding :
Basic	18,710,250	18,474,388
Diluted	18,710,250	18,474,388

Earnings per share:
Basic	$0.02	$(0.37)
Diluted	$0.02	$(0.37)

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

				Accumulated
			Additional	Other			Total
	Common Stock		Paid	Comprehensive	Statutory	Accumulated	Stockholders'
	Shares	Amount	in Capital	Income	Reserve	Deficit	Equity

Balance, December 31, 2007, As Restated	18,310,250	$1,831	$33,860,062	$16,520,775	$4,314,488	$(1,364,575)	$53,332,581

Change in foreign currency translation gain	-	-	-	2,968,882	-	-	2,968,882

Change in unrealized gain on marketable equity security	-	-	-	(8,048,695)	-	-	(8,048,695)

Issuance of 400,000 common stock for consulting services	400,000	40	59,960	-	-	-	60,000

Value of warrants issued for consulting services	-	-	25,800	-	-	-	25,800

Net loss	-	-	-	-	-	(6,885,608)	(6,885,608)

Transfer to statutory reserve	-	-	-	-	-	-	-

Balance, December 31, 2008, As Resated	18,710,250	1,871	33,945,822	11,440,962	4,314,488	(8,250,183)	41,452,960

Change in foreign currency translation gain	-	-	-	10,745	-	-	10,745

Change in unrealized gain on marketable equity security	-	-	-	2,021,600	-	-	2,021,600

Net income	-	-	-	-	-	370,464	370,464

Transfer to statutory reserve	-	-	-	-	-	-	-

Balance, December 31, 2009, As Restated	18,710,250	$1,871	$33,945,822	$13,473,307	$4,314,488	$(7,879,719)	$43,855,769

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
	As Restated	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$370,464	$(6,885,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	818,995	519,370
Gain on sale of investment, net	(842,145)
Loss on disposal of fixed asset	104,283
Allowance (recovery) of bad debts	(469,246)	4,780,347
Write down of assets	-	2,612,257
Common stock issued for services	-	60,000
Value of warrants issued for services	-	25,800
Equity income in investment	(484,794)
(Increase) / decrease in assets:
Accounts receivable	713,597	(1,468,913)
Other receivables	312,616	2,041,625
Inventory	2,016,028	(2,968,248)
Advances to suppliers	(541,422)	10,242,896
Prepaid expense	(178,385)	4,442,283
Other assets	14,634	95,574
Increase / (decrease) in current liabilities:
Accounts payable	(638,890)	(512,590)
Accrued expenses	59,080	(129,760)
Deferred revenue	(1,175,304)	(6,693,334)

Net cash provided by operating activities	79,511	6,161,699

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(64,871)
Additions to construction in progress	(15,289)	(9,117,104)
Acquisition of intangible assets	-	(306,981)
Repayment of loans receivable	-	2,564,932
Proceeds from sale of assets	4,667,216	-

Net cash provided by (used in) investing activities	4,651,927	(6,924,024)

Effect of exchange rate changes on cash and cash equivalents	1,981	235,635

NET INCREASE IN CASH & CASH EQUIVALENTS	4,733,419	(526,690)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	90,716	617,406

CASH & CASH EQUIVALENTS, END OF PERIOD	$4,824,135	$90,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of construction in process to property and equipment	$7,166,581	$-
Transfer of land rights from other assets to intangible assets	$-	$2,696,003
Receivables exchanged for investment interest in Chinese Company	$-	$3,291,264

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

Foreign Currency Translation

The accounts of the Company’s Chinese subsidiaries are maintained in the RMB and the accounts of the U.S. parent company are maintained in the USD. The accounts of the Chinese subsidiaries are were translated into USD in accordance with Accounting Standards Codification (“ASC”) Topic 830 “Foreign Currency Matters,” with the RMB as the functional currency for the Chinese subsidiaries. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders ’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Top i c 220, “ Comprehensive Income.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “ Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived a ssets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets ’ carrying amounts. In that event, a loss is recognized based on the amount by which the c a rrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as o f December 31, 2009 and 2008, there was no significant impairment of its long-lived assets.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Fair Value of Financial Instruments

For certain of the Company ’ s fi nancial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. In addition, the C o mpany has long-term debt with financial institutions. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

ASC Topic 820, “ Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “ Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy f or disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are   a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as fol l ows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “ Distinguishing Liabilities from Equity,” and ASC 815.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Because collection is not reasonably assured, sales revenue is recognized using the cost recovery method. Under the cost recovery method, no profit is recognized until cash payments exceed the cost of the goods sold.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2009 and 2008 were insignificant.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC T opic 718, “ Compensation – Stock Compensation.”   ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee ’ s requisite service period. The Compa n y recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 536,000 options outstanding as of December 31, 2009.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “ Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary di f ferences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation a l lowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the da t e of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “ more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the large st amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “ more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company ’ s consolidated financial statem e nts.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $8,127,749 and $8,117,004 at December 31, 2009 and 2008, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the years ended December 31, 2009 and 2008, other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains of $10,745 and $2,968,882, respectively. A detail of accumulated other comprehensive income is summarized below:

			Accumulated
	Foreign		Other
	Currency	Unrealized	Comprehensive
	Translation	Gain	Income
Balance, December 31, 2008	$8,117,004	$3,323,958	$11,440,962
Adjustments	10,745	2,021,600	2,032,345
Balance, December 31, 2009	$8,127,749	$5,345,558	$13,473,307

Basic and Diluted Earnings Per Share

Earnings per share is calcula ted in accordance with the ASC Topic 260, “ Earnings Per Share.”   Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares a n d stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtain e d thereby were used to purchase common stock at the average market price during the period.   There were 426,000 options as of December 31, 2009 that were excluded from the diluted loss per share calculation due to their exercise price being greater than the Company’s average stock price for the year.

Statement of Cash Flows

In accordance ASC Topic 230, “ Statement of Cash Flows,” cash flows from the Company ’ s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Recent Accounting Pronouncements

On July 1, 2009,  the Company adopted Accounting Standards Update (“ ASU” ) No. 2009-01, “ Topic 105 - Generally Accepted Ac counting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “ The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ ASU No. 2009-01” ).  ASU No. 2009-01 re-defines aut horitative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“ Codification” ) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existi ng authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes t o the Consolidated Financial Statements.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 4 – Inventory

Inventory at December 31, 2009 and 2008 consisted of the following:

	December 31,	December 31,
	2009	2008
Raw materials	$355,714	$1,290,592
Packaging	59,729	100,926
Finished goods	652,202	1,237,762
	1,067,645	2,629,280
Less obsolescence reserve	(76,505)	-
Inventory, net	$991,140	$2,629,280

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

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jaili Pharmaceutical Co. Ltd (“Jaili”).  The Company had written down the value of this investment by $987,860 at December 31, 2008.  This investment was originally accounted for under the equity method and the Company recorded equity income in this investment through September 30, 2009.  During the fourth quarter of 2009, Jaili was purchased by China Pediatric Pharmaceutical, a public company.  After the transaction, the Company owned 18.8% of China Pediatric Pharmaceutical.  The Company then changed the accounting method for the investment from the equity method to the fair value method.  At the date of the change, the investment was valued at $2,829,732.  As of December 31, 2009, the fair value of the investment is $8,175,290 which is reflected in the consolidated balance sheet at December 31, 2009.  The unrealized gain of $2,021,600 for the year ended December 31, 2009 is reflected as other comprehensive income in the consolidated statement of stockholder’s equity. Below is a table showing statement of operations data for Jaili for the nine months ended September 30, 2009 (the period for which the Company accounted for Jaili on the equity method):

Nine Months
Ended
9/30/2009
(unaudited)
Sales	$11,357,539
Gross profit	$6,859,006
Income from continuing operations	$3,000,285
Net income	$2,401,235

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

Note 12 – Current Vulnerability Due to Certain Concentrations

Three vendors provided 30%, 23% and 20% of the Company’s raw materials for the year ended December 31, 2009, and one vendor provided 16% of the Company’s raw materials for the year ended December 31, 2008.

Three customers accounted for 24% and 12% of the Company’s sales for the year ended December 31, 2009.  One customer accounted for 1 7 % of the Company’s sales for the year ended December 31, 2008.

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

As of October 29, 2009 , the Utah court had lifted the injunction preventing us from selling our shares in China Natural Gas and allowed for the certificate representing the 1,0 31,884 shares to be transferred to Ji Xiang.  In November 2009, the Company effected a transfer of the shares through a U.S. transfer agent in accordance with the settlement agreement among the parties.  The lawsuit in  Utah was thereafter dismissed and has no further potential effect or impact upon the operation or financial condition of the Company .

Note 14 – Restatement

The Company changed its revenue recognition policy to the cost recovery method as the Company does not believe that collection is reasonably assured. Under the cost recovery method, no profit is recognized until cash payments exceed the cost of the goods sold and the Company records deferred revenue which is the gross profit that has not been realized. As a result of the change in the revenue recognition policy, the Company is filing an amendment to the Form 10-K that was originally filed with the Securities and Exchange Commission on March 30, 2010.

The following adjustments were made to the December 31, 2009 and 2008 financial statements.

	December 31, 2009		December 31, 2009
	As Reported	Adjustment	Restated

Accounts receivable	$1,791,042	$555,541	$2,346,583
Current assets	9,141,311	555,541	9,696,852
Total assets	44,450,552	555,541	45,006,093
Deferred revenue	-	917,147	917,147
Total current liabilities	233,177	917,147	1,150,324
Retained earnings	(7,518,113)	(361,606)	(7,879,719)
Total stockholders' equity	44,217,375	(361,606)	43,855,769
Total liabilities and stockholders' equity	$44,450,552	$555,541	$45,006,093

	December 31, 2008		December 31, 2008
	As Reported	Adjustment	Restated

Accounts receivable	$719,607	$1,870,670	$2,590,277
Current assets	4,618,474	1,870,670	6,489,144
Total assets	42,487,772	1,870,670	44,358,442
Deferred revenue	-	2,092,451	2,092,451
Total current liabilities	813,031	2,092,451	2,905,482
Retained earnings	(8,028,402)	(221,781)	(8,250,183)
Total stockholders' equity	41,674,741	(221,781)	41,452,960
Total liabilities and stockholders' equity	$42,487,772	$1,870,670	$44,358,442

	For the Year Ended		For the Year Ended
	December 31, 2009		December 31, 2009
	As Reported	Adjustment	Restated
Net revenue	$4,351,164	$866,113	$5,217,277
Gross profit	493,243	866,113	1,359,356
General and administrative expenses	1,054,615	1,005,938	2,060,553
Total operating expenses	1,310,654	1,005,938	2,316,592
Income (loss) from operations	(817,411)	(139,825)	(957,236)
Income (loss) before provision for income taxes	510,289	(139,825)	370,464
Net income (loss)	510,289	(139,825)	370,464
Comprehensive loss	2,542,634	(139,825)	2,402,809
Basic earnings (loss) per share	0.03	(0.01)	0.02
Diluted earnings (loss) per share	$0.03	$(0.01)	$0.02

	For the Year Ended		For the Year Ended
	December 31, 2008		December 31, 2008
	As Reported	Adjustment	Restated
Net revenue	$7,594,458	$18,269	$7,612,727
Gross profit	405,235	18,269	423,504
General and administrative expenses	3,986,539	(15,160)	3,971,379
Total operating expenses	7,532,314	(15,160)	7,517,154
Income (loss) from operations	(7,127,079)	33,429	(7,093,650)
Loss before provision for income taxes	(6,960,803)	33,429	(6,927,374)
Net loss	(6,919,037)	33,429	(6,885,608)
Comprehensive loss	(11,998,850)	33,429	(11,965,421)
Basic loss per share	(0.37)	-	(0.37)
Diluted loss per share	$(0.37)	$-	$(0.37)

Note 15 – Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that occurred from January 1, 2010, through the filing with the SEC.  The Company did not have any material recognizable subsequent events during this period.

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

In addition to the above mentioned deficiencies, subsequent to December 31, 2009, as a result of comments raised by the SEC, we determined that accounting errors were made in our revenue recognition procedures which have resulted in the restatement of our previously issued financial statements.

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

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) I	Option Awards ($) (d)	Non-Equity Incentive Plan Compen- sation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Patrick McManus	2009	12,000						12,000
	2008	24,000	N/A	N/A	N/A	N/A	N/A	24,000

Chenglin Guo	2009	0
	2008	0	N/A	N/A	N/A	N/A	N/A	0

Linzhang Zhu*	2009	0						0
	2008	3,870	N/A	N/A	N/A	N/A	N/A	3,870

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit our annual financial statements and review of the financial statements included our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

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

Bodisen Biotech, Inc.

October 27, 2010	By:	/s/ Bo Chen
Bo Chen
Chief Executive Officer (Principal Executive Officer)

October 27, 2010	By:	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bo Chen
Bo Chen	Chairman, Chief Executive Officer and President	October 27, 2010

/s/ Junyan Tong
Junyan Tong	Chief Financial Officer	October 27, 2010

/s/ Wang Qiong
Wang Qiong	Director	October 27, 2010

/s/ Chenglin Guo
Chenglin Guo	Director	October 27, 2010