Form 10-Q/A
period 2010-03-31
BODISEN BIOTECH, INC
filed 2010-10-27
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of each of the issuer’s classes of common stock as of October 15, 2010:  18,710,250

Explanatory Note

The Company changed its revenue recognition policy to the cost recovery method as the Company does not believe that collection is reasonably assured.  Under the cost recovery method, no profit is recognized until cash payments exceed the cost of the goods sold and the Company records deferred revenue which is the gross profit that has not been realized.  As a result of the change in the revenue recognition policy, the Company is filing an amendment to the Form 10-Q that was originally filed with the Securities and Exchange Commission on May 14, 2010.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2010	2009
	As Restated	As Restated
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,293,375	$4,824,135
Accounts receivable and other receivable, net of allowance for doubtful accounts of $2,491,458 and $2,196,072	2,387,632	2,346,583
Other receivables	32,364	26,298
Inventory	794,035	991,140
Advances to suppliers	976,735	541,754
Prepaid expense and other current assets	833,839	966,942

Total current assets	9,317,980	9,696,852

PROPERTY AND EQUIPMENT, net	11,634,551	11,837,406

CONSTRUCTION IN PROGRESS	10,422,641	10,422,641

MARKETABLE SECURITY, AVAILABLE-FOR-SALE	7,044,879	8,175,290

INTANGIBLE ASSETS, net	4,819,114	4,873,904

TOTAL ASSETS	$43,239,165	$45,006,093

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$93,624	$71,504
Accrued expenses	169,192	161,673
Deferred revenue	410,114	917,147

Total current liabilities	672,930	1,150,324

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 18,710,250 and 18,710,250	1,871	1,871
Additional paid-in capital	33,945,822	33,945,822
Other comprehensive income	12,342,818	13,473,307
Statutory reserve	4,314,488	4,314,488
Retained Earnings	(8,038,764)	(7,879,719)
Total stockholders' equity	42,566,235	43,855,769

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,239,165	$45,006,093

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
INCOME (LOSS)

	Three Months Ended March 31,
	2010	2009
	As Restated	As Restated
	(unaudited)	(unaudited)

Net Revenue	$1,538,342	$2,185,881

Cost of Revenue	809,883	1,323,284

Gross profit	728,459	862,597

Operating expenses
Selling expenses	141,414	12,246
General and administrative expenses	747,984	487,329
Writedown of assets	-	11,914
Total operating expenses	889,398	511,489

Loss from operations	(160,939)	351,108

Non-operating income (expense):
Other income (expense)	(614)	(717)
Interest income	3,168	192
Interest expense	(660)	(75)
Loss on the sale of investment	-	(130,247)
Equity income in investment	-	159,643
Total non-operating income (expense)	1,894	28,796

Income (loss) before provision for income taxes	(159,045)	379,904

Provision (benefit) for income taxes	-	-

Net income (loss)	(159,045)	379,904

Other comprehensive income
Foreign currency translation gain	(79)	(54,350)
Unrealized loss on marketable equity security	(1,130,410)	(722,319)

Comprehensive income (loss)	$(1,289,534)	$(396,765)

Weighted average shares outstanding :
Basic	18,710,250	18,710,250
Diluted	18,710,250	18,710,250

Earnings per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	As Restated	As Restated
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(159,045)	$379,904
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	260,824	147,101
Loss on disposal of fixed asset	-	11,914
Loss on the sale of investment	-	130,247
Allowance (recovery) of bad debts	295,397	334,847
Equity income in investment	-	(159,643)
(Increase) / decrease in assets:
Accounts receivable	(336,320)	(861,484)
Other receivables	(6,064)	(26,589)
Inventory	197,037	627,397
Advances to suppliers	(434,833)	(174,154)
Prepaid expense	133,058	14,817
Increase / (decrease) in current liabilities:
Accounts payable	22,112	(335,494)
Accrued expenses	7,516	(16,640)
Deferred revenue	(507,033)	(650,846)

Net cash used in operating activities	(527,351)	(578,623)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,267)	-
Additions to construction in progress	-	(14,624)
Proceeds from sale of investment	-	735,480

Net cash provided by (used in) investing activities	(3,267)	720,856

Effect of exchange rate changes on cash and cash equivalents	(142)	(8,344)

NET INCREASE IN CASH & CASH EQUIVALENTS	(530,760)	133,889

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	4,824,135	90,716

CASH & CASH EQUIVALENTS, END OF PERIOD	$4,293,375	$224,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of construction in process to property and equipment	$-	$7,166,581

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Because collection is not reasonably assured, sales revenue is recognized using the cost recovery method.Under the cost recovery method, no profit is recognized until cash payments exceed the cost of the goods sold.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $8,127,671 and $8,127,749 at March 31, 2010 and December 31, 2009, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the three months ended March 31, 2010 and 2009, other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains (loss) of $(79) and $(54,350), respectively.

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

Statement of C ash Flows

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

Note 11 – Restatement

The Company changed its revenue recognition policy to the cost recovery method as the Company does not believe that collection is reasonably assured.  Under the cost recovery method, no profit is recognized until cash payments exceed the cost of the goods sold and the Company records deferred revenue which is the gross profit that has not been realized.  As a result of the change in the revenue recognition policy, the Company is filing an amendment to the Form 10-Q that was originally filed with the Securities and Exchange Commission on May 14, 2010.

The following adjustments were made to the March 31, 2010 and 2009 financial statements.

	March 31, 2010		March 31, 2010
	As Reported	Adjustment	Restated

Accounts receivable	$2,158,993	$228,639	$2,387,632
Current assets	9,089,341	228,639	9,317,980
Total assets	43,010,526	228,639	43,239,165
Deferred revenue	-	410,114	410,114
Total current liabilities	262,816	410,114	672,930
Retained earnings	(7,857,289)	(181,475)	(8,038,764)
Total stockholders' equity	42,747,710	(181,475)	42,566,235
Total liabilities and stockholders' equity	$43,010,526	$228,639	$43,239,165

	For the Three		For the Three
	Months Ended		Months Ended
	March 31, 2010		March 31, 2010
	As Reported	Adjustment	Restated
	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$1,031,309	$507,033	$1,538,342
Gross profit	221,426	507,033	728,459
General and administrative expenses	421,082	326,902	747,984
Total operating expenses	562,496	326,902	889,398
Income (loss) from operations	(341,070)	180,131	(160,939)
Income (loss) before provision for income taxes	(339,176)	180,131	(159,045)
Net income (loss)	(339,176)	180,131	(159,045)
Comprehensive loss	(1,469,665)	180,131	(1,289,534)
Basic earnings (loss) per share	(0.02)	0.01	(0.01)
Diluted earnings (loss) per share	$(0.02)	$0.01	$(0.01)

	For the Three		For the Three
	Months Ended		Months Ended
	March 31, 2009		March 31, 2009
	As Reported	Adjustment	Restated
	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$1,535,035	$650,846	$2,185,881
Gross profit	211,751	650,846	862,597
General and administrative expenses	(331,032)	818,361	487,329
Total operating expenses	(306,872)	818,361	511,489
Income (loss) from operations	518,623	(167,515)	351,108
Income (loss) before provision for income taxes	547,419	(167,515)	379,904
Net income (loss)	547,419	(167,515)	379,904
Comprehensive loss	(229,250)	(167,515)	(396,765)
Basic earnings (loss) per share	0.03	(0.01)	0.02
Diluted earnings (loss) per share	$0.03	$(0.01)	$0.02

Note 12 – Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that occurred from April 1, 2010, through the filing with the SEC.  The Company did not have any material recognizable subsequent events during this period.

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

Results of Operations

Three Months Ended March 31, 2010 as Compared to Three Months Ended March 31, 2009

Revenue .  We generated revenue of $1,538,342 for the three months ended March 31, 2010, a decrease of $647,539 or 29.6%, compared to $2,185,881 for the three months ended March 31, 2009.  The decrease in revenue is primarily attributable to the overall slowdown in the global economy.  The decrease in revenue is attributed to lower sales volume.

Gross Profit .  We achieved a gross profit of $728,459 for the three months ended March 31, 2010, a decrease of $134,138 or 15.6%, compared to $862,597for the three months ended March 31, 2009.  Gross margin (gross profit as a percentage of revenues), was 47.5% for the three months ended March 31, 2010, compared to 39.5% for the three months ended March 31, 2009.  The increase in the gross margin percentage was primarily attributable to an overall decrease in production costs.

Operating expenses.  We incurred net operating expenses of $889,398 for the three months ended March 31, 2010, an increase of $377,909 or 145.8%, compared to operating expenses of $511,489 for the three months ended March 31, 2009.  The increase in our operating expenses is primarily attributable to an increase in marketing promotion and advertising programs and depreciation and amortization expenses.

Aggregated selling expenses accounted for $141,414 of our operating expenses for the three months ended March 31, 2010, an increase of $129,168 or 1,055%, compared to $12,246 for the three months ended March 31, 2009.  The increase in our aggregated selling expenses is primarily attributable to an increase in marketing promotion and advertising programs.

General and administrative expenses accounted for the remainder of our net operating expenses of $747,984 for the three months ended March 31, 2010, an increase of $260,655 or 53.3%, compared to $487,329 for the three months ended March 31, 2009. The increase in general and administrative expenses is primarily attributable to an increase in and depreciation and amortization expenses.  For the three months ended March 31, 2010 depreciation and amortization expense increased by $113,723 or 77% due to the increase in property and equipment.

Non Operating Income and Expenses .  We had total non-operating income of $1,894 for the three months ended March 31, 2010, a decrease of $26,902 compared to $28,796 for the three months ended March 31, 2009.  Other income (expense) was $(614) for the three months ended March 31, 2010 compared to $(717) for the three months ended March 31, 2009.    Also included in non-operating income (expense) for the three months ended March 31, 2009 is a loss $130,247 related to a loss on the sale of investment and a gain of $159,643 related to equity income of an investment that we account for under the equity method.  During the three months ended March 31, 2010, we did not incur any gains or losses related to the above transactions.

Net Income .  For the foregoing reasons, we had a net loss of $159,045 for the three months ended March 31, 2010, a decrease of $538,949 or 141.9%, compared to net income of $379,904 for the three months ended March 31, 2009.  We had earnings (loss) per share of $(0.01) and $0.02 for the three months ended March 31, 2010 and 2009, respectively.

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

In addition to the above mentioned deficiencies, subsequent to March 31, 2010, as a result of comments raised by the SEC, we determined that accounting errors were made in our revenue recognition procedures which have resulted in the restatement of our previously issued financial statements.

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

BODISEN BIOTECH, INC.

Dated: October 27, 2010	/s/Bo Chen
Bo Chen
Chairman, Chief Executive Officer and President
(principal executive officer)

Dated: October 27, 2010	/s/Junyan Tong
Junyan Tong
Chief Financial Officer
(principal financial officer and accounting officer )