Form 10-Q/A
period 2010-06-30
BODISEN BIOTECH, INC
filed 2010-10-27
CIK 1178552

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

Explanatory Note:

The Company changed its revenue recognition policy to the cost recovery method as the Company does not believe that collection is reasonably assured.  Under the cost recovery method, no profit is recognized until cash payments exceed the cost of the goods sold and the Company records deferred revenue which is the gross profit that has not been realized.  As a result of the change in the revenue recognition policy, the Company is filing an amendment to the Form 10-Q that was originally filed with the Securities and Exchange Commission on August 16, 2010.

PART I – FINANCIAL INFORMATION

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	As Restated	As Restated
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,869,341	$4,824,135
Accounts receivable and other receivable, net of allowance for doubtful accounts of $2,683,552 and $2,196,072	4,449,296	2,346,583
Other receivables	38,978	26,298
Inventory, net	2,500,048	991,140
Advances to suppliers	1,058,441	541,754
Prepaid expense and other current assets	746,426	966,942

Total current assets	13,662,530	9,696,852

PROPERTY AND EQUIPMENT, net	11,495,948	11,837,406

CONSTRUCTION IN PROGRESS	10,465,269	10,422,641

MARKETABLE SECURITY, AVAILABLE-FOR-SALE	9,285,514	8,175,290

INTANGIBLE ASSETS, net	4,783,824	4,873,904

TOTAL ASSETS	$49,693,085	$45,006,093

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,545,145	$71,504
Accrued expenses	195,042	161,673
Deferred revenue	1,399,394	917,147

Total current liabilities	4,139,581	1,150,324

Long-term note payable	1,473,000	-

TOTAL LIABILITIES	5,612,581	1,150,324

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 18,710,250 and 18,710,250	1,871	1,871
Additional paid-in capital	33,945,822	33,945,822
Accumulated other comprehensive income	14,751,649	13,473,307
Statutory reserve	4,314,488	4,314,488
Retained Earnings	(8,933,326)	(7,879,719)
Total stockholders' equity	44,080,504	43,855,769

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,693,085	$45,006,093

The accompanying notes are an integral part of these consolidated financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	As Restated	As Restated	As Restated	As Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenue	$1,913,649	$1,004,485	$3,451,991	$3,190,366

Cost of revenue	1,854,716	893,431	2,664,599	2,216,715

Gross profit	58,933	111,054	787,392	973,651

Operating expenses
Selling expenses	204,772	14,872	346,186	27,118
General and administrative expenses	713,751	(187,187)	1,461,735	300,142
Writedown of assets	-	92,340	-	104,254
Total operating expenses	918,523	(79,975)	1,807,921	431,514

Income (loss) from operations	(859,590)	191,029	(1,020,529)	542,137

Non-operating income (expense):
Other income (expense)	(19,227)	(567)	(19,841)	(1,284)
Interest income	4,718	122	7,886	314
Interest expense	(20,463)	(73)	(21,123)	(148)
Loss on the sale of investment	-	(81,363)	-	(211,610)
Equity income in investment	-	147,259	-	306,902
Total non-operating income (expense)	(34,972)	65,378	(33,078)	94,174

Income (loss) before provision for income taxes	(894,562)	256,407	(1,053,607)	636,311

Provision (benefit) for income taxes	-	-	-	-

Net income (loss)	(894,562)	256,407	(1,053,607)	636,311

Other comprehensive income
Foreign currency translation gain	168,197	(558)	168,118	(54,908)
Unrealized gain on marketable equity security	2,240,634	5,613,449	1,110,224	4,891,130

Comprehensive income	$1,514,269	$5,869,298	$224,735	$5,472,533

Weighted average shares outstanding :
Basic	18,710,250	18,710,250	18,710,250	18,710,250
Diluted	18,710,250	18,710,250	18,710,250	18,710,250

Earnings per share:
Basic	$(0.05)	$0.01	$(0.06)	$0.03
Diluted	$(0.05)	$0.01	$(0.06)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	As Restated	As Restated
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,053,607)	$636,311
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	501,084	296,110
Loss on disposal of fixed asset	-	104,254
Loss on the sale of investment	-	211,610
Allowance (recovery) of bad debts	474,018	(213,693)
Equity income in investment	-	(306,902)
(Increase) / decrease in assets:
Accounts receivable	(2,560,964)	(1,157,526)
Other receivables	(12,520)	(32,201)
Inventory	(1,498,623)	1,097,828
Advances to suppliers	(512,340)	(399,168)
Prepaid expense	223,541	62,424
Increase / (decrease) in current liabilities:
Accounts payable	2,463,148	(415,572)
Accrued expenses	32,615	(20,399)
Deferred revenue	482,247	(584,838)

Net cash used in operating activities	(1,461,401)	(721,762)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,268)	-
Additions to construction in progress	-	(15,285)
Proceeds from sale of investment	-	735,656

Net cash provided by (used in) investing activities	(3,268)	720,371

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,466,900	-

Net cash provided by (used in) investing activities	1,466,900	-

Effect of exchange rate changes on cash and cash equivalents	42,975	(5,213)

NET INCREASE IN CASH & CASH EQUIVALENTS	45,206	(6,604)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	4,824,135	90,716

CASH & CASH EQUIVALENTS, END OF PERIOD	$4,869,341	$84,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of construction in process to property and equipment	$-	$7,143,372
Exchange of investment for inventory	$-	$378,789

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

Note 4 – Marketable Security

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

Note 5– Intangible Assets

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

Note 6 – Long-Term Note Payable

On March 19, 2010, the Company obtained a bank loan for 10,000,000 RMB (approximately $1,437,000).  The loan has an 8.1% annual interest rate, matures on March 19, 2010 and is secured by the Company’s land and facility.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

Note 7 – Stock Options

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

Note 11 – Restatement

The Company changed its revenue recognition policy to the cost recovery method as the Company does not believe that collection is reasonably assured.  Under the cost recovery method, no profit is recognized until cash payments exceed the cost of the goods sold and the Company records deferred revenue which is the gross profit that has not been realized.  As a result of the change in the revenue recognition policy, the Company is filing an amendment to the Form 10-Q that was originally filed with the Securities and Exchange Commission on August 16, 2010.

The following adjustments were made to the June 30, 2010 and 2009 financial statements.

	June 30, 2010		June 30, 2010
	As Reported	Adjustment	Restated

Accounts receivable	$3,836,753	$612,543	$4,449,296
Current assets	13,049,987	612,543	13,662,530
Total assets	49,080,542	612,543	49,693,085
Deferred revenue	-	1,399,394	1,399,394
Total current liabilities	2,740,187	1,399,394	4,139,581
Total liabilities	4,213,187	1,399,394	5,612,581
Retained earnings	(8,146,475)	(786,851)	(8,933,326)
Total stockholders' equity	44,867,355	(786,851)	44,080,504
Total liabilities and stockholders' equity	$49,080,542	$612,543	$49,693,085

	For the Three		For the Three
	Months Ended		Months Ended
	June 30, 2010		June 30, 2010
	As Reported	Adjustment	Restated
	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$2,902,929	$(989,280)	$1,913,649
Gross profit	1,048,213	(989,280)	58,933
General and administrative expenses	1,097,655	(383,904)	713,751
Total operating expenses	1,302,427	(383,904)	918,523
Income (loss) from operations	(254,214)	(605,376)	(859,590)
Income (loss) before provision for income taxes	(289,186)	(605,376)	(894,562)
Net income (loss)	(289,186)	(605,376)	(894,562)
Comprehensive income	2,119,645	(605,376)	1,514,269
Basic earnings (loss) per share	(0.02)	(0.03)	(0.05)
Diluted earnings (loss) per share	$(0.02)	$(0.03)	$(0.05)

	For the Three		For the Three
	Months Ended		Months Ended
	June 30, 2009		June 30, 2009
	As Reported	Adjustment	Restated
	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$1,070,493	$(66,008)	$1,004,485
Gross profit	177,062	(66,008)	111,054
General and administrative expenses	(1,010,898)	823,711	(187,187)
Total operating expenses	(903,686)	823,711	(79,975)
Income (loss) from operations	1,080,748	(889,719)	191,029
Other income (expense)	(484,081)	483,514	(567)
Income (loss) before provision for income taxes	662,612	(406,205)	256,407
Net income (loss)	662,612	(406,205)	256,407
Comprehensive loss	6,275,503	(406,205)	5,869,298
Basic earnings (loss) per share	0.04	(0.03)	0.01
Diluted earnings (loss) per share	$0.04	$(0.03)	$0.01

	For the Six		For the Six
	Months Ended		Months Ended
	June 30, 2010		June 30, 2010
	As Reported	Adjustment	Restated
	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$3,934,238	$(482,247)	$3,451,991
Gross profit	1,269,639	(482,247)	787,392
General and administrative expenses	1,518,737	(57,002)	1,461,735
Total operating expenses	1,864,923	(57,002)	1,807,921
Income (loss) from operations	(595,284)	(425,245)	(1,020,529)
Income (loss) before provision for income taxes	(628,362)	(425,245)	(1,053,607)
Net income (loss)	(628,362)	(425,245)	(1,053,607)
Comprehensive loss	649,980	(425,245)	224,735
Basic earnings (loss) per share	(0.03)	(0.03)	(0.06)
Diluted earnings (loss) per share	$(0.03)	$(0.03)	$(0.06)

	For the Six		For the Six
	Months Ended		Months Ended
	June 30, 2009		June 30, 2009
	As Reported	Adjustment	Restated
	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$2,605,528	$584,838	$3,190,366
Gross profit	388,813	584,838	973,651
General and administrative expenses	(858,416)	1,158,558	300,142
Total operating expenses	(727,044)	1,158,558	431,514
Income (loss) from operations	1,115,857	(573,720)	542,137
Income (loss) before provision for income taxes	1,210,031	(573,720)	636,311
Net income (loss)	1,210,031	(573,720)	636,311
Comprehensive loss	6,046,253	(573,720)	5,472,533
Basic earnings (loss) per share	0.06	(0.03)	0.03
Diluted earnings (loss) per share	$0.06	$(0.03)	$0.03

Note 12 – Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that occurred from July 1, 2010, through the filing with the SEC.  The Company did not have any material recognizable subsequent events during this period.

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

Results of Operations

Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

Revenue .  We generated revenue of $1,913,649 for the three months ended June 30, 2010, an increase of $909,164 or 90.5%, compared to $1,004,485 for the three months ended June 30, 2009.  The increase in revenue is primarily attributable to the overall recovery of the economic environment and the launch of new products during the quarter.

Gross Profit .  We achieved a gross profit of $58,933 for the three months ended June 30, 2010, a decrease of $52,121 or 46.9%, compared to $111,054 for the three months ended June 30, 2009.  Gross margin (gross profit as a percentage of revenues), was 3.1% for the three months ended June 30, 2010, compared to 11.1% for the three months ended June 30, 2009.  The decrease in the gross margin percentage was primarily attributable to the lower profit margins on 2009 deferred revenue collected during 2010.

Aggregated selling expenses accounted for $204,772 of our operating expenses for the three months ended June 30, 2010, an increase of $189,900 or 1,277%, compared to $14,872 for the three months ended June 30, 2009.  The increase in our aggregated selling expenses is primarily attributable to an increase in marketing promotion and advertising programs.

General and administrative expenses accounted for $713,751 of our operating expenses for the three months ended June 30, 2010, a decrease of $900,938 or 481.3%, compared to income of $187,187 for the three months ended June 30, 2009. The increase in general and administrative expenses is primarily attributable to a decrease in bad debt recoveries in 2010 compared to 2009.  During the three months ended June 30, 2009 the Company recorded a bad debt recovery of $548,540 compared to a charge to bad debt of $178,621 for the three months ended June 30, 2010.

Non Operating Income and Expenses .  We had total non-operating expenses of $34,972 for the three months ended June 30, 2010 compared to non operating income of $65,378, for the three months ended June 30, 2009.  Other income (expense) was $(19,227) for the three months ended June 30, 2010 compared to $(567) for the three months ended June 30, 2009.    Also included in non-operating income (expense) for the three months ended June 30, 2009 is a loss $81,363 related to a loss on the sale of investment and a gain of $147,259 related to equity income of an investment that we account for under the equity method.  During the three months ended June 30, 2010, we did not incur any gains or losses related to the sale on investment or equity income in investment.

Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

Revenue .  We generated revenue of $3,451,991 for the six months ended June 30, 2010, an increase of $261,625 or 8.2%, compared to $3,190,366 for the six months ended June 30, 2009.  The increase in revenue is primarily attributable to the overall recovery of the economic environment and the launch of new products in May 2010.

Gross Profit .  We achieved a gross profit of $787,392 for the six months ended June 30, 2010, an increase of $186,259 or 19.1%, compared to $973,651 for the six months ended June 30, 2009.  Gross margin (gross profit as a percentage of revenues), was 22.8% for the six months ended June 30, 2010, compared to 30.5% for the six months ended June 30, 2009.  The increase in the gross margin percentage was primarily attributable to the higher profit margins which are earned on the new products.

Aggregated selling expenses accounted for $346,186 of our operating expenses for the six months ended June 30, 2010, an increase of $319,068 or 1,177%, compared to $27,118 for the six months ended June 30, 2009.  The increase in our aggregated selling expenses is primarily attributable to an increase in marketing promotion and advertising programs.

General and administrative expenses accounted for $1,461,735 of our operating expenses for the six months ended June 30, 2010, an increase of $1,161,593 or 387%, compared to $300,142 for the six months ended June 30, 2009. The increase in general and administrative expenses is primarily attributable to a decrease in bad debt recoveries in 2010 compared to 2009.  During the six months ended June 30, 2009 the Company recorded a bad debt recovery of $213,693 compared to a charge to bad debts of $474,018 for the six months ended June 30, 2010.

Non Operating Income and Expenses .  We had total non-operating expense of $33,078 for the six months ended June 30, 2010 compared to income of $94,174 for the six months ended June 30, 2009.  Other income (expense) was $(19,841) for the six months ended June 30, 2010 compared to $(1,284) for the six months ended June 30, 2009.  Also included in non-operating income (expense) for the six months ended June 30, 2009 is a loss of $211,610 related to a loss on the sale of investment and a gain of $306,902 related to equity income of an investment that we account for under the equity method.  During the six months ended June 30, 2010, we did not incur any gains or losses related to the sale on investment or equity income in investment.

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

In addition to the above mentioned deficiencies, subsequent to June 30, 2010, as a result of comments raised by the SEC, we determined that accounting errors were made in our revenue recognition procedures which have resulted in the restatement of our previously issued financial statements.

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