Form 10-Q
period 2010-09-30
BODISEN BIOTECH, INC
filed 2010-11-22
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-31539

BODISEN BIOTECH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0381367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2001, FanMei Building
No. 1 NaguanZhengjie
Xi’an, Shaanxi
People’s Republic of China710068

(Address of Principal Executive Offices)                           (Zip Code)

852-2482-5168

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐(Do not check if a smaller reporting company)	Smaller reporting company. ☐
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.The number of shares outstanding of each of the issuer’s classes of common stock as of November17, 2010: 18,710,250

PART I – FINANCIAL INFORMATION

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)	(as restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,603,356	$4,824,135
Accounts receivable and other receivable, net of allowance for
doubtful accounts of $669,672 and $2,196,072	4,340,852	2,346,583
Note receivable	1,497,000	-
Other receivables	22,953	26,298
Inventory, net	2,432,490	991,140
Advances to suppliers	209,705	541,754
Prepaid expense and other current assets	9,647	966,942

Total current assets	12,116,003	9,696,852

PROPERTY AND EQUIPMENT, net	11,480,500	11,837,406

CONSTRUCTION IN PROGRESS	10,650,752	10,422,641

MARKETABLE SECURITY, AVAILABLE-FOR-SALE	9,487,373	8,175,290

INTANGIBLE ASSETS, net	4,805,859	4,873,904

TOTAL ASSETS	$48,540,487	$45,006,093

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,563,458	$71,504
Deferred revenue	829,547	917,147
Accrued expenses and other payables	153,639	161,673

Total current liabilities	2,546,644	1,150,324

Long-term note payable	1,497,000	-

TOTAL LIABILITIES	4,043,644	1,150,324

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
nil issued and outstanding
Common stock, $0.0001 per share; authorized 30,000,000 shares;
issued and outstanding 18,710,250 and 18,710,250	1,871	1,871
Additional paid-in capital	33,945,822	33,945,822
Other comprehensive income	15,606,779	13,473,307
Statutory reserve	4,314,488	4,314,488
Accumulated deficit	(9,372,117)	(7,879,719)
Total stockholders' equity	44,496,843	43,855,769

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,540,487	$45,006,093

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		(as restated)		(as restated)
Net revenue	$2,209,724	$56,090	$5,661,715	$3,246,456

Cost of revenue	1,559,565	503,530	4,224,164	2,720,245

Gross profit (loss)	650,159	(447,440)	1,437,551	526,211

Operating expenses
Selling expenses	25,835	15,816	372,021	42,934
General and administrative expenses	956,675	494,744	2,418,410	794,886
Writedown of assets	-	-		104,254
Total operating expenses	982,510	510,560	2,790,431	942,074

Loss from operations	(332,351)	(958,000)	(1,352,880)	(415,863)

Non-operating income (expense):
Other income (expense)	(61,531)	(503)	(81,372)	(1,787)
Interest income	5,826	82	13,712	396
Interest expense	(40,438)	(60)	(61,561)	(208)
Loss on disposal of property and equipment	(10,297)	-	(10,297)	-
Loss on the sale of investment	-	(29)	-	(211,639)
Equity income in investment	-	177,826	-	484,728
Total non-operating income (expense)	(106,440)	177,316	(139,518)	271,490

Loss before provision for income taxes	(438,791)	(780,684)	(1,492,398)	(144,373)

Provision (benefit) for income taxes	-	-		-

Net loss	(438,791)	(780,684)	(1,492,398)	(144,373)

Other comprehensive income (loss)
Foreign currency translation gain	653,271	55,167	821,389	259
Unrealized gain (loss) on marketable equity security	201,859	(7,161,275)	1,312,083	(2,270,145)

Comprehensive loss	$416,339	$(7,886,792)	$641,074	$(2,414,259)

Weighted average shares outstanding :
Basic	18,710,250	18,710,250	18,710,250	18,710,250
Diluted	18,710,250	18,710,250	18,710,250	18,710,250

Loss per share:
Basic	$(0.02)	$(0.04)	$(0.08)	$(0.01)
Diluted	$(0.02)	$(0.04)	$(0.08)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,492,398)	$(144,373)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	757,672	557,736
Loss on disposal of fixed asset	-	104,254
Loss on the sale of investment	-	211,610
Allowance (recovery) of bad debts	897,017	104,736
Equity income in investment	-	(484,728)
(Increase) / decrease in assets:
Accounts receivable	(3,366,551)	(918,350)
Other receivables	3,815	303,819
Inventory	(1,396,400)	1,276,509
Advances to suppliers	337,168	(486,562)
Prepaid expense	960,100	49,356
Increase / (decrease) in current liabilities:
Accounts payable	1,464,814	(586,759)
Deferred revenue	438,646	(613,428)
Accrued expenses	62,933	(16,917)
Other payables	55,673	-

Net cash used in operating activities	(1,277,511)	(643,097)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of property and equipment	(4,292)	-
Additions to construction in progress	-	(15,287)
Decrease in construction in progress	(14,710)	-
Proceeds from sale of investment	-	735,656
Loan receivable	(1,471,000)	-

Net cash provided by (used in) investing activities	(1,490,002)	720,369

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,471,000	-

Net cash provided by investing activities	1,471,000	-

Effect of exchange rate changes on cash and cash equivalents	75,734	934

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,220,779)	78,206

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	4,824,135	90,716

CASH & CASH EQUIVALENTS, END OF PERIOD	$3,603,356	$168,922

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of construction in process to property and equipment	$-	$7,166,581

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc., a Delaware corporation (the “Company” or “Bodisen”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the ninemonths ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Organization and Line of Business

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc., its 100% wholly-owned subsidiaries Bodisen Holdings, Inc. (BHI), Yang Ling Bodisen Agricultural Technology Co., Ltd (“Agricultural”), which was incorporated in March 2005, and Sinkiang Bodisen Agriculture Material Co., Ltd. (“Material”), which was incorporated in June 2006, as well as the accounts of Agricultural’s 100% wholly- owned subsidiary Yang Ling Bodisen Biology Science and Technology Development Company Limited (“BBST”).  The Company is engaged in developing, manufacturing and selling organic fertilizers, liquid fertilizers, pesticides and insecticides in the People’s Republic of China and produce numerous proprietary product lines, from pesticides to crop-specific fertilizers.  The Company markets and sells its products to distributors throughout the People's Republic of China, and these distributors, in turn, sell the products to farmers.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at September30, 2010 and December 31, 2009, respectively:

	September 30,	December 31,
	2010	2009
Operating equipment	$4,747,269	$4,650,919
Vehicles	701,856	687,791
Office equipment	90,375	87,552
Buildings	8,835,190	8,656,077
	14,374,690	14,082,339
Less accumulated depreciation	(2,894,190)	(2,244,933)
Property and equipment, net	$11,480,500	$11,837,406

Depreciation expense for the three and ninemonths ended September 30, 2010 and 2009 was $201,344and $592,870and $206,863and $393,492, respectively.

On September 30, 2010 and December 31, 2009, the Company had “Capital Work in Progress” representing the construction in progress of the Company’s manufacturing plant amounting $10,650,752and $10,422,641. During the nine months ended September 30, 2010, there were no transfers from construction in progress to property and equipment.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of September 30, 2010 and December 31, 2009, there was no significant impairment of its long-lived assets.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis as of September 30, 2010.

Description	Level 1	Level 2	Level 3
Assets:
Marketable securities	$9,487,373	$-	$-

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three and ninemonths ended September 30, 2010 and 2009 were insignificant.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 426,000 options outstanding as of September 30, 2010.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $8,949,138 and $8,127,749at September30, 2010 and December 31, 2009, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the three and nine months ended September 30, 2010, other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains (loss) of $653,271and $821,389, respectively, and $55,167 and $259 for the three and nine months ended September 30, 2009, respectively.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 426,000 and 436,000 options as of September 30, 2010 and 2009 that were excluded from the diluted loss per share calculation due to their anti-dilutive effect.

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

Note 3 – Note Receivable

The note receivable is unsecured; bears interest at 9.1% per annum and is due on March 25, 2011.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

Note 4 – Inventory

Inventory at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
Raw materials	$1,684,375	$355,714
Packaging	7,476	59,729
Finished goods	740,639	652,202
	2,432,490	1,067,645
Less obsolescence reserve	-	(76,505)
Inventory, net	$2,432,490	$991,140

Note 5 – Marketable Security

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  The Company had written down the value of this investment by $987,860 at December 31, 2008.  This investment was originally accounted for under the equity method and the Company recorded equity income in this investment through September 30, 2009.  During the fourth quarter of 2009, Jiali was purchased by China Pediatric Pharmaceuticals, Inc. (“China Pediatric”), a public company.  After the transaction, the Company owned 18.8% of China Pediatric.  The Company then changed the accounting method for the investment from the equity method to the fair value method.  At the date of the change, the investment was valued at $2,829,732.  As of September 30, 2010 and December 31, 2009, the fair value of the investment is $9,487,373 and $8,175,290, respectively, which is reflected in the consolidated balance sheet.  The company recognized an unrealized gain of $201,859and $1,312,083for the three and nine months ended September 30, 2010, respectively, and an unrealized loss of $7,161,275and $2,270,145for the three and nine months ended September 30, 2009, respectively, which is reflected as other comprehensive income in the consolidated statement of stockholder’s equity.

Note 6– Intangible Assets

Net intangible assets at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
Rights to use land	$5,101,968	$4,999,725
Fertilizers proprietary technology rights	1,197,600	1,173,600
	6,299,568	6,173,325
Less accumulated amortization	(1,493,709)	(1,299,421)
Intangibles, net	$4,805,859	$4,873,904

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

The Company acquired Fluid and Compound Fertilizers proprietary technology rights on January 1, 2001with a life ending December 31, 2011. The Company is amortizing Fertilizers proprietary technology rights over a period of ten years.

On July 15, 2008, the Company entered into a 50 year land rights agreement.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

Amortization expense for the Company’s intangible assets amounted to $55,244 and $164,802for the three and nine months ended September 30, 2010, respectively and $54,763 and $164,244for the three and nine months ended September 30, 2009, respectively.

Note 7 – Long-Term Note Payable

On March 19, 2010, the Company obtained a bank loan for 10,000,000 RMB (approximately $1,437,000).  The loan has an 8.1% annual interest rate, matures on March 19, 2012 and is secured by the Company’s land and facility.

Note 8 – Stock Options

Stock Options

The following is a summary of the stock option activity:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2009	426,000	$1.07
Granted	-
Canceled	-
Exercised	-
Outstanding at September 30, 2010 (unaudited)	426,000	$1.07
Exercisable at September 30, 2010 (unaudited)	426,000	$1.07	$-

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

The Company did not appropriate a reserve for the statutory surplus reserve and welfare fund for the ninemonths ended September 30, 2010 and 2009.

Note 10– Factory Location and Lease Commitments

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

 Note 11 – Current Vulnerability Due to Certain Concentrations

Two vendors provided 65% and 22% of the Company’s raw materials for the ninemonths ended September 30, 2010 and three vendors provided 36.6%, 13.4% and 10.7% of the Company’s raw materials for the nine months ended September 30, 2009.

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

Note 12 – Restatement

The Company changed its revenue recognition policy to the cost recovery method as the Company does not believe that collection is reasonably assured.  Under the cost recovery method, no profit is recognized until cash payments exceed the cost of the goods sold and the Company records deferred revenue which is the gross profit that has not been realized.  As a result of the change in the revenue recognition policy, the Company has restated previously issued financial statements.

The following adjustments were made to the financial statements for the three and nine months ended September 30, 2009.

	For the Three		For the Three
	Months Ended		Months Ended
	September 30, 2009		September 30, 2009
	As Reported	Adjustment	Restated
	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$472,957	$(416,867)	$56,090
Gross profit	(30,573)	(416,867)	(447,440)
General and administrative expenses	1,066,009	(571,265)	494,744
Total operating expenses	1,081,825	(571,265)	510,560
Income (loss) from operations	(1,112,398)	154,398	(958,000)
Other income (expense)	177,316	-	177,316
Income (loss) before provision for income taxes	(935,082)	154,398	(780,684)
Net income (loss)	(935,082)	154,398	(780,684)
Comprehensive loss	(8,041,190)	154,398	(7,886,792)
Basic earnings (loss) per share	(0.05)	(0.03)	(0.08)
Diluted earnings (loss) per share	$(0.05)	$(0.03)	$(0.08)

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	For the Nine		For the Nine
	Months Ended		Months Ended
	September 30, 2009		September 30, 2009
	As Reported	Adjustment	Restated
	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$3,078,485	$167,971	$3,246,456
Gross profit	358,240	167,971	526,211
General and administrative expenses	207,593	587,293	794,886
Total operating expenses	354,781	587,293	942,074
Income (loss) from operations	3,459	(419,322)	(415,863)
Income (loss) before provision for income taxes	274,949	(419,322)	(144,373)
Net income (loss)	274,949	(419,322)	(144,373)
Comprehensive loss	(1,994,937)	(419,322)	(2,414,259)
Basic earnings (loss) per share	0.01	(0.02)	(0.01)
Diluted earnings (loss) per share	$0.01	$(0.02)	$(0.01)

Note 13 – Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that occurred from October 1, 2010, through the filing with the SEC.  The Company did not have any material recognizable subsequent events during this period.

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

Results of Operations

Three Months Ended September 30, 2010as Compared to Three Months EndedSeptember30, 2009

Revenue.  We generated revenue of $2,209,724for the three months ended September 30, 2010, anincrease of $2,153,634or3,840%, compared to $56,090for the three months ended September 30, 2009.  The increase in revenue is primarily attributable to the overall recovery of the economic environment and an increase in the demand for our products during the quarter.

Gross Profit (Loss).  We experienceda gross profitof $650,159 for the three months ended September 30, 2010, an increase of $1,097,599or245%, compared to ($447,440)for the three months ended September 30, 2009.  Gross margin (gross profitas a percentage of revenue), was 29.4% for the three months ended September 30, 2010, compared to (798)% for the three months ended September 30, 2009.  The increase in the gross margin percentage was primarily attributable to the higher profit margins which are earned on the new products.  During 2009, we reduced our selling price due to the economic downturn.

Selling Expenses.Aggregated selling expenses accounted for $25,835of our operating expenses for the three months ended September 30, 2010, anincrease of $10,019or63%, compared to $15,816 for the three months ended September 30, 2009.  The increasein our aggregated selling expenses is primarily attributable to an increase in marketing promotion and advertising programs.

General and Administrative Expenses.  General and administrative expenses accounted for $956,675of our operating expenses for the three months ended September 30, 2010, an increase of $461,931 or93%, compared to of $494,744 for the three months ended September 30, 2009. The increase is due to the $735,500 deposit write off for the nine months ended September 30, 2010.

Non Operating Income and Expenses.  We had total non-operating expensesof $106,440for the three months ended September 30, 2010,achange of $283,756compared toincome of $177,316for the three months ended September 30, 2009.  Other income (expense) was $(61,531)for the three months ended September 30, 2010 compared to $(503)for thethree months ended September 30, 2009.    Also included in non-operating income (expense) for the three months ended September 30, 2009is again of $177,826 related to equity income of an investment that we accounted for under the equity method. During the three months ended September 30, 2010, we did not incur any gains or losses related to equity income in investment.

Nine Months Ended September 30, 2010as Compared to Nine Months EndedSeptember30, 2009

Revenue.  We generated revenue of $5,661,715for the nine months ended September 30, 2010, anincrease of $2,415,259 or74%, compared to $3,246,456 for the nine months ended September 30, 2009.  The increase in revenue is primarily attributable to the overall recovery of the economic environment and the launch of new productsin May 2010.

Gross Profit.  We achieved a gross profitof $1,437,551 for the nine months ended September 30, 2010, anincreaseof $911,340 or173%, compared to $526,211 for the nine months ended September 30, 2009.  Gross margin (gross profit as a percentage of revenues), was 25% for the nine months ended September 30, 2010, compared to 16% for the nine months ended September 30, 2009.  The increase in the gross margin percentage was primarily attributable to the higherprofit margins due to higher profit margins on new products.

Selling Expenses.Aggregated selling expenses accounted for $372,021 of our operating expenses for the nine months ended September 30, 2010, an increase of $329,087or 766%, compared to $42,934 for the nine months ended September 30, 2009.  The increase in our aggregated selling expenses is primarily attributable to an increase in marketing promotion and advertising programs.

General and Administrative ExpensesGeneral and administrative expenses accounted for $2,418,410 of our operating expensesfor the nine months ended September 30, 2010, an increase of $1,623,524 or204%, compared to$794,886 for the nine months ended September 30, 2009. The increase in general and administrative expenses is primarily attributable to a bad debt expense in 2010 compared to 2009.  During the nine months ended September 30, 2009, the Company recorded a bad debt expense of $104,254 compared to a charge to bad debts of $897,017 for the nine months ended September 30, 2010. Also, included in general and administrative expenses is the write off of a deposit for $735,500 for the nine months ended September 30, 2010.

Non Operating Income and Expenses.  We had total non-operating expense of $139,518 for the nine months ended September 30, 2010, a change of $411,008 compared to income of $271,490 for the nine months ended September 30, 2009.  Other income (expense) was $(81,372) for the nine months ended September 30, 2010 compared to $(1,787) for the nine months ended September 30, 2009.  Also included in non-operating income (expense) for the nine months ended September 30, 2009 is a loss of $211,639 related to a loss on the sale of investment and a gain of $484,728 related to equity income of an investment that we account for under the equity method.  During the nine months ended September 30, 2010, we did not incur any gains or losses related to the sale on investment or equity income in investment.

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

On March 19, 2010, we obtained a bank loan for 10,000,000 RMB (approximately $1,437,000).  The loan has an 8.1% annual interest rate, matures on March 19, 2012 and is secured by our land and production facility.

As of September 30, 2010, we had $3,603,356of cash and cash equivalents compared to $4,824,135as of December 31, 2009.

Cash Flows

Operating.  We used $1,277,511 of cash for operating activities for the nine months ended September 30, 2010 compared to $643,097for the nine months ended September 30, 2009.

Investing.  Our investing activities used$1,490,002 of cash for the nine months ended September 30, 2010, compared to $720,369 of cashprovided by investing activities for the nine months ended September 30, 2009.  The increase is primarily attributable tothe increase in loan receivables of $1,471,000.

Financing.  Our financing activities provided $1,471,000 of cash from a long term bank financing for the nine months ended September 30, 2010 compared to no cash provided by financing activities for the nine months ended September 30, 2009.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                CONTROLS AND PROCEDURES.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer, Bo Chen, and our Chief Financial Officer, Junyan Tong, as appropriate to allow timely decisions regarding required disclosure. Our managementdoes not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Messrs. Bo and Tong concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2010.

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

Notwithstanding the aforementioned controls implemented in December 2006, during management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) a lack of segregation of duties within accounting functions, (iii) our internal risk assessment functions, and (iv) our communication functions.. Management believes that these deficiencies amount to a material weakness that render our internal controls over financial reporting ineffective as of September 30, 2010.

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

☐ ☐
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

☐ ☐
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

☐
As of the fiscal year ended December 31, 2009, we hadnot yet established an effective risk assessment system that enables us to collect related information comprehensively and systematically, assess risks in a timely, realistic manner, and take appropriate measures to control risks effectively. The Company is working with its outside consultant to devise an effective risk assessment system and our Chief Financial Officer Junyan Tong is responsible for overseeing such measures.

☐
As of the nine months ended September 30, 2010, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer, Mr. Tong, will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2010.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In addition to the above mentioned deficiencies, in the third quarter of 2010, as a result of comments raised by the SEC, we determined that accounting errors were made in our revenue recognition procedures which have resulted in the restatement of our previously issued financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our thirdquarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BODISEN BIOTECH, INC.

Dated: November 19, 2010	/s/Bo Chen
Bo Chen
Chairman, Chief Executive Officer and President
(principal executive officer)
Dated: November 19, 2010	/s/Junyan Tong
Junyan Tong
Chief Financial Officer
(principal financial officer and accounting officer )