Form 10-Q/A
period 2010-09-30
BODISEN BIOTECH, INC
filed 2011-02-16
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.The number of shares outstanding of each of the issuer’s classes of common stock as of November17, 2010: 18,710,250

Explanatory Note

Bodisen Biotech, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q originally filed with the SEC on November 22, 2010 (the “Original Filing”). This Quarterly Report on Form 10-Q/A is being filed solely to correct typographical errors on the cover page.

Except as noted above there have been no other changes to the Original Filing.

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

BODISEN BIOTECH, INC.

Dated: February 16, 2011	/s/ Bo Chen
Bo Chen
Chairman, Chief Executive Officer and President
(principal executive officer)

Dated: February 16, 2011	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(principal financial officer and accounting officer )