Form 10-K/A
period 2009-12-31
BODISEN BIOTECH, INC
filed 2011-03-02
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No.2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-32616
Bodisen Biotech, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0381367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2001, FanMei Building No. 1 NaguanZhengjie Xi’an, Shaanxi 710068 People’s Republic of China	710068
(Address of principal executive offices)	(Zip Code)

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
☐ Yes      ☐No

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

Explanatory Note

        We are filing this Amendment No. 2 to our Form 10-K for the year ended December 31, 2009, initially filed on March 30, 2010, in order to respond to certain comments we received from the Securities and Exchange Commission. This amendment does not reflect events occurring after the initial filing of the Form 10-K, except as related to any amended disclosures, nor does it modify or update the disclosures and information contained in the Form 10-K in any way other than described in this paragraph.

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

History and Company Structure

Bodisen Biotech, Inc. was incorporated on January 14, 2000 in Delaware, and our principal place of business is based in the People’s Republic of China. Our principal executive offices are located at: Room 2001, FanMei Building, No. 1 NaguanZhengjie, Xi’an, Shaanxi, China, 7100068. Our telephone number is +011-86-29-87074957. Our current structure is the result of a series of mergers and other combinations, including a reverse triangular merger with our predecessor, Stratabid.com, Inc. A summary of these transactions is provided below.

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

In March 2005, we formed a new wholly-owned subsidiary by the name of Yang Ling Bodisen Agricultural Technology Co., Ltd., or “BodisenAgriculturee” under the laws of the People’s Republic of China.  In June 2005, Bodisen Agriculture completed a transaction with Yang Ling, our operating subsidiary in the People’s Republic of China, which resulted in BodisenAgriculturee owning 100% of Yang Ling.

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

Our liquid fertilizer line includes the following products: “New Guo Li Dan (500G and 250G),” “New Shi Kang Lu (500G),” New Jia An Gai,” “An Fu Lv Ye Wang,” “TianFeng,” and “Feng Chan Su (20KG).”

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

Three customers accounted for 24% and 12% of the Company’ s sales for the year ended December 31, 2009.  One customer accounted for 7 % of the Company’ s sales for the year ended December 31, 2008.

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

Our website is located at http://www.bodisen.com. We currently do not make our annual reports on Form 10-K, quarterly reports on Form 10-Q or current reports on Form 8-K or amendments thereto available on our website because the information is available via the SEC website. You may, however, obtain a free copy of such reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended (15 U.S.C. 78m(a) or 78o(d)) on the day of filing with the SEC by contacting the Investor Relations Department at our corporate offices by calling +011-86-29-87074957 or by sending an e-mail message to info@bodisen.com .

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

Amounts indicated in our distribution contracts may not result in sales of the actual contract amount which could have an adverse effect on our financial results.

The Company enters into sales contracts with regional distributors in November ahead of the coming year. Typically, these non-exclusive distribution contracts have a one-year term and, upon signing the contract, the distributor will indicate its intent to purchase a certain quantity of our products.    However, the actual demand of the products will be affected significantly by the weather conditions in the coming year.  Although hawe have written sales contracts with these distributors, it cannot be guaranteed that the distributor will be able to place all orders as indicated in their respective contract.  A Distributor who fails to place an order for the quantity estimated under its respective contract is generally not held responsible for failing to place an order for such contractual amount.  During the fiscal years ended December 31, 2008 and 2009, manufacturing and sales fell seriously short of the contract amounts as a result of the adverse weather conditions and water flooding.  In fiscal 2008, written contracts existed for $ 9.4 million sales while actual sales were $5.1 million (approximately 49% of estimated sales).  In fiscal 2009, written sales contracts existed for $9 million sales while actual sales were $4.38 million (approximately 49% of estimated sales).If any of our customers continue to not place orders for their contractually agreed upon amounts, we could experience a reduction in revenue, profitability and liquidity.

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

We currently rely on a small number of suppliers for raw materials used to produce our products .

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in leased office space located at Room 2001, FanMei Building No. 1 NaguanZhengjie, Xian, Shaanxi province, People’s Republic of China, 710068, and the telephone number is +011-86-29-87074957. The office space is approximately 328 square meters in area and we lease the space at a rate of RMB 53 per square meter per year.

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

  In 2007, Ji Xiang, a shareholder of China Natural Gas (and son of its Chairman and CEO) instituted litigation in the Chinese court system in Shaanxi province challenging the validity of our ownership of 1,031,884 (2,063,768 pre-stock split) shares of China Natural Gas common stock. We obtained these shares in September 2005 in a share transfer agreement and assert that we have fully performed our obligations under the agreement and are entitled to own the shares. Also, in January 2008, the same shareholder instituted litigation in the State of Utah District Court, Salt Lake County, against YanglingBodisen Biotech Development Co. Ltd. and Interwest Transfer Co. (China Natural Gas’s transfer agent) seeking to prevent us from selling our shares in China Natural Gas. Plaintiff obtained an order from the Utah court provisionally preventing us from selling the China Natural Gas shares pending a decision on the merits of the underlying dispute. In May 2009, Ji Xiang and Yangling entered into a settlement agreement through mediation in the Supreme Court of Shaanxi province and the case was dismissed. Pursuant to the settlement agreement, Xiang Ji agreed to withdraw the lawsuit he filed against Yangling in the State of Utah District Court, Salt Lake County, and Yangling agreed to sell back to Ji Xiang the 1,031,884 shares at a repurchase price of $3.80 per share, for an aggregate repurchase price of $3,921,159.

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

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSISOF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Selling expenses accounted for $151,756 of our operating expenses for the year ended December 31, 2009, a decrease of $2,406,640 or 94.1%, compared to $2,558,396 for the year ended December 31, 2008.  The decrease in our selling expenses is primarily attributable to a decrease in marketing costs principally related to advertising in trade publications.   General and administrative expenses accounted for $2,060,553 for the year ended December 31, 2009, a decrease of $1,910,826 or 48.1% compared to $3,971,379 for the year ended December 31, 2008. The decrease in general and administrative expenses is primarily related to a decrease in our general cost of operations due to the reduction of our revenue during the past few years, a reduction in personnel resulting in lower payroll costs and a write off of a receivables in the amount of $987,860 during the year ended December 31, 2008. In 2008 we exchanged a receivable in the amount of $3,291,264 for a 28.8% ownership interest in a Chinese company.  The value of the 28.8% ownership interest was subsequently determined to be $2,303,404, which required us to write down the value of this investment by $987,860 for the fiscal year ended December 31, 2008.

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

Net Income:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bodisen Biotech, Inc. and Subsidiaries
 Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

ACSB Acquavella, Chiarelli, Shuster, Berkower& Co., LLP
517 Route One	One Penn Plaza
Iselin, New Jersey 08830	36 th Floor
732. 855.9600	New York, NY 10119
Fax:732.855.9559	212.867.1319
www.acsbco.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Bodisen Biotech, Inc.

We have audited the accompanying consolidated balance sheets of Bodisen Biotech, Inc (a Delaware corporation) and its subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 14 to the financial statements, the Company changed its revenue recognition policy to the cost recovery method as the Company does not believe that collection is reasonably assured, which resulted in a restatement of previously issued financial statements.

Acquavella, Chiarelli, Shuster, Berkower& Co., LLP
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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy f or disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are   a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

			Accumulated
	Foreign		Other
	Currency	Unrealized	Comprehensive
	Translation	Gain	Income

Balance, December 31, 2007	$5,148,122	$11,372,653	$16,520,775
Adjustments	2,968,882	(8,048,695)	(5,079,813)
Balance, December 31, 2008	8,117,004	3,323,958	11,440,962
Adjustments	10,745	2,021,600	2,032,345
Balance, December 31, 2009	$8,127,749	$5,345,558	$13,473,307

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

Statement of Cash Flows

In accordance ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company ’ s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Recent Accounting Pronouncements

On July 1, 2009,  the Company adopted Accounting Standards Update (“ASU” ) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “ The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01” ).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification” ) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes t o the Consolidated Financial Statements.

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

In 2007, Ji Xiang, a shareholder of China Natural Gas (and son of its Chairman and CEO) instituted litigation in the Chinese court system in Shaanxi province challenging the validity of our ownership of 1,031,884 (2,063,768 pre stock split) shares of China Natural Gas common stock. We obtained these shares in September 2005 in a share transfer agreement and assert that we have fully performed our obligations under the agreement and are entitled to own the shares. The parties in the Chinese litigation have submitted their evidence and now await a decision from the Chinese court. Also, in January 2008, the same shareholder instituted litigation in the State of Utah District Court, Salt Lake County, against YanglingBodisen Biotech Development Co. Ltd. and Interwest Transfer Co. (China Natural Gas’s transfer agent) seeking to prevent us from selling our shares in China Natural Gas. Plaintiff has obtained an order from the Utah court provisionally preventing us from selling the China Natural Gas shares pending a decision on the merits of the underlying dispute. In May 2009, Ji Xiang and Yangling entered into a settlement agreement through mediation in the Supreme Court of Shaanxi province. Pursuant to the settlement agreement, Xiang Ji agreed to withdraw the lawsuit he filed against Yangling in the State of Utah District Court, Salt Lake County, and Yangling agreed to sell back to Ji Xiang the 1,031,884 shares at a repurchase price of $3.80 per share, for an aggregate repurchase price of $3,921,159.

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

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Position
Bo Chen	52	Chairman, Chief Executive Officer and President
Qiong Wang	44	Director
ChenglinGuo	41	Director
Chunsheng Wang	46	Chief Operating Officer
Junyan Tong	38	Chief Financial Officer

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

ChenglinGuo, Director of Bodisen - Mr. Guo has an economic management Bachelor Degree from Tianjing Commercial University.  He is also an engineer and from 1995 to 1996 Mr. Guo was the Manager of Yangling Industry and Commercial Union Training School.  From 1997 to 1999 he was the head of Xianyang Industry and Commercial Union Training School, the Vice Head Secretary of Xianyang Commercial Union, and Manager of Xianyang Industry and Commercial Economic Consulting Center. From 2000 to present, he has been working in a social service position.

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
•
Ms. Qiong Wang is the former Chairwoman and CEO of Bodisen and also is a founder of Bodisen and has served in executive level positions at Bodisen since 2004.  She has extensive knowledge of Bodisen and the fertilizer and chemical industries andsubstantial experience in sales and marketing. Mr. ChenglinGuo is the independent director of Bodisen. He has substantial management and sales experience.

Committees

Our Board of Directors has a Nominating Committee and a Compensation Committee.

Due to Mr. McManus’ death, currently only ChenglinGuo serves on the Nominating and Compensation Committees. The Board is currently in the process of looking for additional members to serve on these committees.

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

Our board of directors has adopted a written compensation committee charter.  The charter is currently available on our website at www.bodisen.com.  ChenglinGuo, the director who currently serves on the compensation committee is an "independent" director based on the definition of independence in the listing standards of the National Association of Securities Dealers.

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

ChenglinGuo, the director who currently serves on the nominating committee is an "independent" director based on the definition of independence in the listing standards of the National Association of Securities Dealers. The nominating committee has a written charter. The charter is currently available on our website at www.bodisen.com.

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

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) I	Option Awards ($) (d)	Non-Equity Incentive Plan Compen- sation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Patrick McManus	2009	12,000						12,000
	2008	24,000	N/A	N/A	N/A	N/A	N/A	24,000

ChenglinGuo	2009	0
	2008	0	N/A	N/A	N/A	N/A	N/A	0

Linzhang Zhu*	2009	0						0
	2008	3,870	N/A	N/A	N/A	N/A	N/A	3,870

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

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)
Qiong Wang	720,000	3.85%
Bo Chen	690,000	3.69%
Chunsheng Wang	0	*
Junyan Tong	0	*
ChenglinGuo	0	*
All officers and directors as a group (6 persons)	1,478,000	7.87%

*	Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Bodisen Biotech, Inc., Room 2001, FanMei Building, No. 1 NaguanZhengjie, Xi’an, Shaanxi, China, 710068.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

None.

Director Independence

Our Board of Directors has determined that ChenglinGuo meets the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board of Directors has also determined that Mr. Guo has no material relationships with us - either directly or as a partner, stockholder or officer of any entity which could be inconsistent with a finding of their independence as members of our Board of Directors.

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

Bodisen Biotech, Inc.

Marche 1, 2011	By:	/s/ Bo Chen
Bo Chen
Chief Executive Officer (Principal Executive Officer)

Marche 1, 2011	By:	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bo Chen
Bo Chen	Chairman, Chief Executive Officer and President	March 1, 2011

/s/ Junyan Tong
Junyan Tong	Chief Financial Officer	March 1, 2011

/s/ Wang Qiong
Wang Qiong	Director	March 1, 2011

/s/ Chenglin Guo
ChenglinGuo	Director	March 1, 2011