Form 10-K
period 2010-12-31
BODISEN BIOTECH, INC
filed 2011-04-15
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-32616
Bodisen Biotech, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0381367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2001, FanMeiBuilding No. 1 NaguanZhengjie Xi’an, Shaanxi People’s Republic of China	710068
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes      ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐

Non-accelerated filer ☐           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2010, was approximately $9,815,802.50.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 20, 2011, the registrant had 21,510,250 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2010

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

Our over 60 products cover three categories: organic compound fertilizers, liquid fertilizers, and pesticides and insecticides. Organic compound fertilizer products are our leading product category, accounting for approximately 89.57% and 65.92% of our revenue in 2010 and 2009, respectively. Liquid fertilizers accounted for approximately 0% and 4.25% of our revenue in 2010 and 2009, respectively. Pesticides and insecticides accounted for approximately  0% and 9.59% of our revenue in 2010 and 2009, respectively.

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

History and Company Structure

Bodisen Biotech, Inc. was incorporated on January 14, 2000 in Delaware, and our principal place of business is based in the People’s Republic of China. Our principal executive offices are located at: Room 2001, FanMeiBuilding, No. 1 NaguanZhengjie, Xi’an, Shaanxi, China, 7100068. Our telephone number is +011-86-29-87074957. Our current structure is the result of a series of mergers and other combinations, including a reverse triangular merger with our predecessor, Stratabid.com, Inc. A summary of these transactions is provided below.

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

On December 15, 2003, Bodisen International entered in to an agreement with all of the stockholders of Yang Ling to exchange all of the outstanding stocks of Bodisen International for all of the issued and outstanding stocks of Yang Ling. After the consummation of the transaction, the former stockholders of Yang Ling owned 1,500 shares of common stock of Bodisen International, which represented 100% of Bodisen International’s issued and outstanding shares, and Bodisen International owned 100% of Yang Ling. For U.S. federal income tax purpose, the transaction was intended to be qualified as a tax-free transaction under section 351 of the Internal Revenue Code of 1986, as amended.

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

In the merger, we acquired 100% of Bodisen International’s outstanding stocks in exchange for the issuance of 3,000,000 shares of our common stock to the holders of Bodisen International shares. The common stock issued in the merger constituted approximately 66% of our outstanding shares after the merger.

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

Organic Compound Fertilizers

Organic compound fertilizers are our leading products, accounting for approximately 89.57% and 65.92% of our revenue in 2010and 2009, respectively.

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

Liquid Fertilizers

Liquid fertilizer products accounted for approximately 0% and 4.25% of our revenue in 2010 and 2009, respectively.

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

Pesticides and Insecticides

Our pesticides and insecticides account for approximately 0% and 9.59% of our revenues in 2010 and 2009 respectively.

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

Raw Materials

Production of organic fertilizer products, pesticides and insecticides requires a variety of raw materials, and ShaanxiProvince provides numerous suppliers of such materials. We currently maintain short-term (typically one-year) supply contracts with 20 material suppliers, 8 of whom are considered “key” suppliers. This is a decrease from 10 relationships we maintained in the past. We have terminated some of our prior relationships based on problems with the quality of materials and supplier inability to satisfy contract requirements.

Three vendors Mei County Chun Chen Agricultural Meterial Co,. Ltd., Fufeng Agricultural Meterial Co,. Ltd. and Baoji San Qin Agricultural MeterialCo,.Ltd.)provided 25.56%, 17.28% and 10.5%, respectively, of the Company’s raw materials for the year ended December 31, 2010 and one vendor provided 10.23% of the Company’s raw materials for the year ended December 31, 2009.  During 2010 and 2009, we did not experience any significant delays in receiving raw materials from our suppliers.

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

Three customers accounted for 2.1% and 1.72% of the Company’s sales for the year ended December 31, 2010.  One customer accounted for 2.1% of the Company’s sales for the year ended December 31, 2009.

In November 2010, we entered into contracts providing for approximately $6,000,000 worth of sales for 2011.

Following the November 2010 agricultural trade fair and exhibition in Yang Ling, we received approximately $7.5 million in commitments for 2010. As of December 31, 2010, we had received approximately $7.21 million in net revenues in connection with these and other sales contracts.
 Competition

The organic fertilizer industry in the People’s Republic of China is largely fragmented with most competitors operating small regional factories, serving local requirements. Most companies in this industry do not widely promote their products. We have not yet identified any competitors in the Shaanxi province that operate in all of our product lines (organic compound fertilizer, liquid fertilizer and pesticide and insecticides). We believe that we occupy nearly 20%of the Shaanxi fertilizer market, and that no fertilizer company possesses a larger market share in Shaanxi. This conclusion is based on our knowledge of the ShaanxiProvince’s land and area and its fertilizer needs. Our competitive position in the fertilizer industry is strengthened by our emphasis on the use of “environmentally friendly” fertilizer products.

We believe that our only international competitor is DuPont.

Research and Development

In 2009, we budgeted approximately $12,000 for research and development, which we used towards research and development of our liquid fertilizer product line.

In 2010, the budget on research and development was $0, because we were considering shifting the focus of our research and development efforts from liquid fertilizer product line to organic fertilizer in the following years which we have not started yet.

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

While we are subject to relevant environmental laws and regulations that require outlay of capital and the obtaining of relevant permits, we do not anticipate any extraordinary capital expenditures in 2011 for such purposes. We did not make any extraordinary capital expenditures in 2010 or 2009 related to compliance with environmental laws and regulations, including expenditures necessary to obtain relevant permits.

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

Employees

As of December 31, 2010, we had a total of 135 employees. Of these employees, approximately 38 were executives and senior managers, 7 were business and accounting staff, 4 were warehouse and purchasing staff, and 7 were drivers or secretaries. The balance consists of production workers. We have not experienced any work stoppages and we consider relations with our employees to be good. We are not a party to any collective bargaining agreements.

Available Information

We file electronically with the Securities and Exchange Commission, or the “SEC,” our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

We were, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. In late 2006, various shareholders of our company filed eight purported class actions in the U.S. District Court for the Southern District of New York against our company and certain of our officers and directors (among others), asserting claims under the federal securities laws. In 2007, the Court consolidated each of the actions into a single proceeding. On September 26, 2008, the Court entered a judgment in favor of the Company and closed the case.

In addition, in November 2009, we settled the litigation regarding our ownership of shares of China Natural Gas, Inc., which was our single largest asset, except construction in progress, based on market value of such shares at December 31, 2008. Pursuant to the settlement terms, we sold our 1,031,884 shares in China Natural Gas, Inc. to Ji Xiang, the original litigant, at a repurchase price of $3.80 per share, for an aggregate repurchase price of $3,921,159.   Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant reputational harm, which in turn could seriously harm our business prospects and our ability to continue as a going concern.

We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls attested to by our independent auditors.

We are required to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K. Since we are now a smaller reporting issuer, our independent registered public accounting firm is not required to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting as well as the operating effectiveness of such internal controls for this year, such attestation of our independent registered public accounting firm was required in our annual report for the year ended December 2006, when we were considered to be an accelerated filer. We are in the process of instituting changes to satisfy our obligations in under the Sarbanes-Oxley Act. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.  While we have no reason to believe that our reported financial results and other information included in this annual report are inaccurate or incomplete in any material respect, we may nevertheless identify significant deficiencies or material weaknesses in our internal control over financial reporting in connection with the completion of our report. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, it could have a material adverse effect on our business, financial condition and results of operations.

 We may require additional financing in the future and a failure to obtain such required financing could inhibit our ability to grow.

As of December 31, 2010, we had $3,675,209of cash and cash equivalents. Although we expect that our cash and cash flow from operations will be sufficient to meet our anticipated needs for the next twelve months, if we decide to expand our business more broadly than currently estimated, or if our business grows more rapidly than we expect, we may need to raise additional financing in the future. Our ability to obtain additional funding would be subject to a number of factors, including market conditions, operational performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive, or unavailable, to us. If we are not able to obtain additional financing in the future, we will not be able to grow our business, which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

For the year ended December 31, 2010, two vendors Mei County Chun Chen Agricultural Meterial Co,. Ltd. and Fufeng Agricultural Meterial Co,.Ltd. provided 25.56% and 17.28%, respectively, of our raw materials (compared to two vendors providing 29.3%, and 11.24% of our raw materials in 2009). Although we have written agreements with these suppliers, we cannot guarantee that they will comply with the terms of our agreements, or that they will be able to deliver sufficient quantities of these raw materials in order for us to meet the increasing demand for our products. If we are not able to manufacture our products because of issues in the supply of necessary raw materials, it could have a material adverse effect on our business, financial condition and results of operations.

Amounts indicated in our distribution contracts may not result in sales of the actual contract amount which could have an adverse effect on our financial results.

The Company enters into sales contracts with regional distributors in November ahead of the coming year. Typically, these non-exclusive distribution contracts have a one-year term and, upon signing the contract, the distributor will indicate its intent to purchase a certain quantity of our products.    However, the actual demand of the products will be affected significantly by the weather conditions in the coming year.  Although hawe have written sales contracts with these distributors, it cannot be guaranteed that the distributor will be able to place all orders as indicated in their respective contract.  A Distributor who fails to place an order for the quantity estimated under its respective contract is generally not held responsible for failing to place an order for such contractual amount.  During the fiscal years ended December 31, 2009 and 2010, manufacturing and sales fell seriously short of the contract amounts as a result of the adverse weather conditions and water flooding.   In fiscal 2009, written sales contracts existed for $9 million sales while actual sales were $4.38 million (approximately 49% of estimated sales). In fiscal 2010, written contracts existed for $7.5 million sales while actual sales were $7.28 million (approximately 96.13% of estimated sales). If any of our customers continue to not place orders for their contractually agreed upon amounts, we could experience a reduction in revenue, profitability and liquidity.

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

As is typical in the People’s Republic of China, we generally sell our products to distributors on a rolling basis. This means that there is a lag between when we deliver our products to our distributors (and recognize revenues for those shipments) and when we receive payment for those products. Typically, accounts are settled anywhere from one to two months and up to seven months after delivery of our products, although we may extend other payment terms to our distributors depending on their ability to pay. Often times, if a customer does not order additional products for delivery, we do not have significant leverage to ensure prompt payment of outstanding accounts. In addition to accounts receivables from customers, we also make advances to suppliers for the purchase of their materials. These activities expose us to risk of default. A farmer’s inability to sell his agricultural goods, or grow crops due to inclement weather, could hinder his ability to timely pay his credit obligations to our distributors, which affects their ability to make payment to us. Notably, in 2010, many of our customers did not make payments to our company for products delivered and we no longer believe that we will be able to collect such payments. Further, we have no guarantee that our suppliers will meet their delivery obligations to our company in order for us to produce our goods in a timely fashion. As of December 31, 2010, we had accounts receivable, net of allowance for doubtful accounts, of $147,439 compared to $4,311,025 in 2009, advances to suppliers of $645,396 compared to $532,932 in 2009, and we had allowances for doubtful accounts of $147,439 compared to $4,311,025 in 2009. If an unexpected number of our suppliers and creditors continue to default in their obligations to us, it could have a material adverse effect on our liquidity.

Adverse weather conditions could reduce demand for our products, which could have a negative effect on our revenues.

Demand for our products fluctuates significantly with weather conditions, which may delay the use of our products on crops or render them unnecessary at all. In addition, demand for our products is also affected by natural disasters such as floods, drought, hail, tornadoes and earthquakes. If demand for our products declines, this would have a negative effect on our revenues. In addition, in the event that crop yields are reduced for any reason, including natural disasters, farmers may default on their payments to our distributors, who, in turn, could default on their payments to our company. Further, we have no guarantee that our suppliers will meet their delivery obligations to our company in order for us to produce our goods in a timely fashion. In 2007, for example, there was unseasonably cold spring weather in Shaanxi, which was followed by a flood and drought in the third quarter of 2007. These events affected crop plantings and the use of fertilizers, which had a material adverse effect on our 2007 revenues. Further, many of our customers did not make payments to our company in 2007 for products delivered and we had allowances for doubtful accounts of $147,439 at December 31, 2010 compared to $4,311,025 at December 31, 2009. Continued defaults could have a negative effect on our cash flows and results of operations.

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

We are a legal entity separate and distinct from Yang Ling, which is our wholly-owned operating subsidiary. Aside from our financing activities, the receipt of dividends from Yang Ling is currently our only other source of cash to pay shareholder dividends and to meet our other obligations. Yang Ling is subject to Chinese regulations that currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. These accounting standards and regulations also require Yang Ling to set aside a portion of its after tax profits to fund certain reserve funds. See Note 10 to our consolidated financial statements included in this annual report for more information about these regulations. Although it has been able to do so, to date Yang Ling has not paid us any dividends. In the future, if Yang Ling does not accumulate sufficient profits under Chinese accounting standards and regulations after funding the required reserves, it will not be able to pay us any dividends, and consequently, we may be unable to pay any dividends to our stockholders.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the currency website www.xe.com, as of December 31, 2010, $1 = 6.591 Renminbi. As we rely entirely on revenue earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Yang Ling’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Xi’an Pharmaceuticals’ business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,602,350 as opposed to RMB 6,591,000  prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Xi’an Pharmaceuticals has RMB 1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $128,963as opposed to $151,722 prior to the depreciation.

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

Risks Related to Our Common Stock

Our common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) in the United States, which may have an unfavorable impact on our stock price and liquidity.

Since February 1, 2010, we have been quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “BBCZ.” See Item 5 of this annual report for more information regarding the market for shares of our common stock. The Pink Sheets and the OTCBB are a significantly more limited market than the Amex and the quotation of our shares on the Pink Sheets or OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock in the United States. This could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

In connection with an agreement with the city government of A La Er, China (which is located in the Uygur autonomous region of Xinjiang, China), we agreed to invest in the construction of a manufacturing facility that will be able to produce up to 200,000 metric tons of fertilizer and pesticide products. This facility is located in Xinjiang, China and is approximately 120 acres (80,000 square meters). We believe that, with the strong government support that we are receiving and the regional market demand for fertilizer and pesticide products, Xinjiang represents a significant long-term growth opportunity for Bodisen. We began construction of the facility in April 2006 and originally believed construction would be completed in November 2006. However, there have been a series of delays, including delays caused by local weather conditions (an early winter, late spring and frequent sandstorms). To date, we have spent approximately $14.8 million on this facility. Although, as of December 31, 2009, construction of the facility was complete, we are waiting for government approval of our production license before we can commence operations. (please update if necessary)

In August 2006, we entered into a 30-year land-lease arrangement with the government of the People’s Republic of China for the 80,000 square meter plot of land in Xinjiang, under which we pre-paid $2,529,818 upon execution of the contract of lease expense for the next 15 years. We agreed to make a prepayment for the subsequent eight years in November 2021 and will make a final pre-payment in November 2029 for the remaining seven years. The annual lease expense amounts to approximately $169,580. On July 15, 2008, the Company entered into a 50 year land rights agreement for the rights to use the 80,000 square meter plot of land.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since February 1, 2010, our common stock has been quoted on the OTCBB under the symbol “BBCZ.”  From April 2, 2007 to January 29, 2010, our common stock was been quoted on the Pink Sheets under the symbol “BBCZ.” Prior to April 2, 2007, our common stock was traded on the American Stock Exchange under the symbol “BBC.” Prior to August 29, 2005, our common stock traded on the Over-the-Counter Bulletin Board under the symbol “BBOI.” In addition, since February 6, 2006, our common stock has been traded on AIM, a market operated by the London Stock Exchange plc, under the symbol “BODI.”

The following table sets forth the high and low bid prices of our common stock for the periods indicated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2009	$0.40	$0.12
2nd Quarter 2009	$0.27	$0.16
3rd Quarter 2009	$0.25	$0.10
4th Quarter 2009	$0.30	$0.19
1st Quarter 2010	$0.77	$0.23
2nd Quarter 2010	$0.79	$0.23
3rd Quarter 2010	$0.81	$0.39
4th Quarter 2010	$0.60	$0.39

As of March 20, 2011, there were approximately 1,627 holders of record of our common stock.

Of the approximately 1,627 holders of record, 28 holders of record currently hold shares of our common stock on behalf of additional persons residing in the People’s Republic of China. Some or all of the 19 stockholders of Bodisen International (which, prior to the “reverse merger,” was the parent of Yang Ling, our principal operating subsidiary) who received stock in the “reverse merger” held at least a portion of such shares on behalf of additional persons residing in the People’s Republic of China. Prior to the reverse merger that resulted in our current corporate structure, various individuals provided investment capital to Yang Ling. After the reverse merger, we issued share certificates for our common stock to reflect the value of the earlier investments. Pursuant to an arrangement with the initial investors, we issued share certificates to certain individuals other than the initial investors (including Qiong Wang, a Director, and Bo Chen, our Chairman, CEO and President), who held title to those shares as nominee for the benefit of those investors. Following our reverse merger and our payment of a three for one stock dividend, Ms. Wang held legal title to a total of 3,748,780 shares, of which she held 3,028,780 as nominee for the benefit of the initial investors and 720,000 for her own benefit, and Mr. Chen held legal title to 3,584,096 shares, of which he held 2,894,096 as nominee for the benefit of the initial investors and 690,000 for his own benefit. Thus, Ms. Wang and Mr. Chen held 5,922,876 shares beneficially for others, apart from the shares they held for themselves. (Please update if necessary)

In late 2005, some of the initial investors began to request that the beneficially-held shares be transferred to them so that they could hold the shares in their own names. In response, Ms. Wang and Mr. Chen transferred shares they held beneficially for the initial investors to their children, who in turn effectuated the transfer of such shares to the initial investors. Over time, this process continued so that eventually, Ms. Wang and Mr. Chen transferred indirectly through their children all of the 5,922,876 beneficially-held shares to the initial investors, with the exception of approximately 738,000 shares. We hold the originals of 28 stock certificates representing these approximate 738,000 shares in our offices in Xi’an, China.

 The record holders of the 28 share certificates are nominees only and hold the shares for the benefit of initial investors or their assigns. The nominees have not asserted any interest in or made any claim to these shares. We have confirmed that the share certificates are genuine and that the records of our transfer agent are consistent with the information that appears on the certificates.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors under its 2010 Incentive Stock Plan. On December 16, 2010, the Company’s board of directors and a majority of the Company’s holders of common stock approved establishment of the 2010 Incentive Stock Plan.

2010 Incentive Stock Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)			(c)
Equity compensation plans approved by security holders	2,800,000	$	[0	]	-
Equity compensation plans not approved by security holders
Total	2,800,000	$	[0	]	-

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

On December 6, 2010, we also granted 2,800,000 shares of our common stock to certain employees of the Company either as stock or stock options, and the subsequent exercise of any stock options under the Company’s 2010 Stock Incentive Plan.

Recent Sales of Unregistered Securities

None.

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

Accordingly, we established a reserve for the annual contribution of 10% of net income to the welfare fund, and the amount included in the statutory reserve for the years ended December 31, 2010 and 2009amounted to $0 and $0, respectively.

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

Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2010 and 2009 and for the two-year period ended December 31, 2010.

Overview

We are incorporated under the laws of the state of Delaware and our operating subsidiary, Yang Ling, is headquartered in ShaanxiProvince, the People’s Republic of China. We are engaged in developing, manufacturing and selling organic fertilizers, liquid fertilizers, pesticides and insecticides in the People’s Republic of China and produce numerous proprietary product lines, from pesticides to crop-specific fertilizers. We market and sell our products to distributors throughout the People's Republic of China, and these distributors, in turn, sell our products to farmers. We also conduct research and development to further improve existing products and develop new formulas and products.

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenue:

We generated revenue of $ 6.60 million for the year ended December 31, 2010, an increase of 1.38 million or 26.4%, compared to $5.22 million for the year ended December 31, 2009.  The increase in revenue is primarily attributable to the domestic recovery as the financial crisis has past and the Chinese government’s preferential policies for farmers. Chinese government gives farmers $70-$140 bonus per acre land to encourage them to plant. Because of the bonus the farmers get, they have the economic ability to purchase more of our products.

Gross Profit:

We achieved a gross profit of $853,366 for the year ended December 31, 2010, a decrease of $505,990 or 37.2%, compared to $1,359,356 for the year ended December 31, 2009.  The gross profit percentage was 12.9% and 26.1% for the years ended December 31, 2010 and 2009, respectively.  The decrease in gross profit margin was primarily attributable to higher cost of goods sold as a result of an increase in the sale of compound fertilizers during the fiscal year ended December 31, 2010.

Operating expenses:

We incurred operating expenses of $4,997,478 for the year ended December 31, 2010, aincrease of $2,680,886 or 115.7%, compared to $2,316,592 for the year ended December 31, 2009.  The increase in our operating expenses is primarily attributable to the issuance of 2,800,000 shares of common stock valued at $1,400,000 issued to key employees and consultants in December 2010,the increase in sales revenue and the domestic industry price increases.

Selling expenses accounted for $439,184 of our operating expenses for the year ended December 31, 2010, a increase of $287,428 or 189.4%, compared to $151,756 for the year ended December 31, 2009.  The increase in our selling expenses is primarily attributable to increase the advertising fees paid.

General and administrative expenses accounted for $4,558,294 for the year ended December 31, 2010, an increase of $2,497,741 or 121.2% compared to $ 2,060,553 for the year ended December 31, 2009. The increase in general and administrative expenses is primarily related to the issuance of 2,800,000 shares of common stock valued at $1,400,000 issued to key employees and consultants in December 2010 and the $2,240,000 of bad debt incurred as a result of the floods during the summer of 2010.

Non Operating Income and Expenses

We had total non-operating income of $26,201 for the year ended December 31, 2010, a decrease of $ 1,353,901 or 102.0%, compared to $1,327,700 for the year ended December 31, 2009.  Total non-operating income includes interest income of $ 72,216 for the year ended December 31, 2010 compared to $3,275 for year ended December 31, 2009 and includes interest expense of $ 92,956 for the year ended December 31, 2010 compared to $336 for year ended December 31, 2009.  Also included in non-operating income (expense) for the year ended December 31 2010 is a gain of $842,145 related to a sale of investment and a gain of $484,728 related to equity income of an investment that we account for under the equity method.  During the year ended December 31, 2010, we did not incur any gains related to the sale on investment or equity income in investment.

Net Income:

For the foregoing reasons, we had a net loss of $ 4,170,313 for the year ended December 31, 2010, a decrease in net income of $4,540,777 or (-1,225.7%), compared to a net income of $370,464 for the year ended December 31, 2009.  We had earnings (loss) per share of ($0.22) and $0.02 for the year ended December 31, 2010 and 2009, respectively.

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

During 2008, we exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  We have written down the value of this investment by $987,860 at December 31, 2008.  This investment is accounted for under the equity method and we recorded equity income in this investment for the year ended December 31, 2009 of $484,728.  We received our ownership in Jiali a result of settling an old receivable.  We believed that we had a better chance of realizing the value of this receivable by accepting ownership in Jiali than pursuing a cash payment from our customer.  In September 2009 Jiali merged with a U.S. public company trading on the OTC Bulletin Board, which should give us liquidity in this investment.  At the date of the change, the investment was valued at $2,829,732.  As of December 31, 2010, the fair value of the investment is $7.56 million which is reflected in the consolidated balance sheet at December 31, 2010.  The unrealized gain of $605,577 is reflected as other comprehensive income in the consolidated statement of stockholder’s equity.

On March 19, 2010, we obtained a bank loan for 10,000,000 RMB (approximately $1,517,000).  The loan has an 8.1% annual interest rate, matures on March 19, 2012 and is secured by our land use rights and production facility.

As of December 31, 2010, we had $3,675,209 of cash and cash equivalents compared to $4,824,135 as of December 31, 2009.  Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our current working capital needs, capital expenditures and other liquidity requirements associated with our operations. However, to the extent our allowance for bad debts in insufficient to cover our actual bad debt experience, our liquidity would be negatively impacted.

Cash Flows

Operating:

Cash used in operations for the year ended December 31, 2010 was $721,879 compared to cash provided by operations of $79,511 for the year ended December 31, 2009.  The decrease in the cash provided by operating activities is principally due to an increase in accounts receivable..

Investing:

Our investing activities used $2,038,316 of cash for the year ended December 31, 2010, compared to cash generated by investing activities of $4,667,216 for the year ended December 31, 2009.  The decrease is primarily attributable to the sale of an investment in 2009 for $4,667,216.

Financing:

We had no cash provided by financing activities for the year ended December 31, 2009. We had $1,479,400 cash provided by financing activities for the year ended December 31, 2010.

Contractual Commitments

The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2010, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Long-term note payable	$-	$1,517,000	$-	$-	$1,517,000
Operating leases	31,644	35,502	-	-	67,146
Interest on debt obligation	122,877	35,839	-	-	158,716
Total	$154,521	$1,588,341	$-	$-	$1,742,862

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, we do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Bodisen Biotech, Inc. and Subsidiaries
 Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

ACSB
517 Route One		330 7th Avenue
Iselin, New Jersey 08830	C e r t i f i e d P u b l i c A c c o u n t a n t s a n d A d v i s o r s	Suite 202
732. 855.9600		New York, NY 10001
Fax:732.855.9559		212.867.1319

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bodisen Biotech, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bodisen Biotech, Inc. and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income and other comprehensive income, stockholders' equity and cash flows for the two years ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bodisen Biotech, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ ACQUAVELLA, CHIARELLI, SHUSTER, BERKOWER & CO., LLP

New York, New York
April 14, 2011

New York                      •         New Jersey                      •         San Francisco                             •           Los Angeles                           •      Cayman Islands

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	2010	2009
		(as restated)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$3,675,209	$4,824,135
Accounts receivable and other receivable, net of allowance for
doubtful accounts of $1,005,992 and $2,196,072	4,499,673	2,346,583
Other receivables	9,185	26,298
Note receivable	1,517,000	-
Inventory	1,198,134	991,140
Advances to suppliers	665,765	541,754
Prepaid expense and other current assets	8,598	966,942

Total current assets	11,573,564	9,696,852

PROPERTY AND EQUIPMENT, net	22,870,340	11,837,406

CONSTRUCTION IN PROGRESS	-	10,422,641

MARKETABLE SECURITY, AVAILABLE-FOR-SALE	8,780,867	8,175,290

INTANGIBLE ASSETS, net	4,813,409	4,873,904

TOTAL ASSETS	$48,038,180	$45,006,093

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,256,681	$71,504
Accrued expenses	811,181	161,673
Deferred revenue	1,615,865	917,147

Total current liabilities	3,683,727	1,150,324

Long-term note payable	1,517,000	-

TOTAL LIABILITIES	5,200,727	1,150,324

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
nil issued and outstanding	-	-
Common stock, $0.0001 per share; authorized 30,000,000 shares;
issued and outstanding 21,510,250 and 18,710,250	2,151	1,871
Additional paid-in capital	35,345,542	33,945,822
Accumulated other comprehensive income	15,225,304	13,473,307
Statutory reserve	4,314,488	4,314,488
Retained Earnings	(12,050,032)	(7,879,719)
Total stockholders' equity	42,837,453	43,855,769

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,038,180	$45,006,093

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

 OTHER COMPREHENSIVE INCOME (LOSS)

	2010	2009
		(as restated)

Net revenue	$6,595,178	$5,217,277

Cost of revenue	5,741,812	3,857,921

Gross profit	853,366	1,359,356

Operating expenses
Selling expenses	439,184	151,756
General and administrative expenses	4,558,294	2,060,553
Writedown of assets	-	104,283
Total operating expenses	4,997,478	2,316,592

Loss from operations	(4,144,112)	(957,236)

Non-operating income (expense):
Other income (expense)	(5,461)	(2,178)
Interest income	72,216	3,275
Interest expense	(92,956)	(336)
Gain on sale of investment, net	-	842,145
Equity income in investment	-	484,794
Total non-operating income (expense)	(26,201)	1,327,700

Income (loss) before provision for income taxes	(4,170,313)	370,464

Provision (benefit) for income taxes	-	-

Net income (loss)	(4,170,313)	370,464

Other comprehensive income
Foreign currency translation gain	1,146,420	10,745
Unrealized gain on marketable equity security	605,577	2,021,600

Comprehensive income (loss)	$(2,418,316)	$2,402,809

Weighted average shares outstanding :
Basic	18,825,318	18,710,250
Diluted	18,825,318	18,710,250

Earnings per share:
Basic	$(0.22)	$0.02
Diluted	$(0.22)	$0.02

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other			Total
	Common Stock		Additional Paid	Comprehensive	Statutory	Accumulated	Stockholders'
	Shares	Amount	in Capital	Income	Reserve	Deficit	Equity

Balance, December 31, 2008, as restated	18,710,250	$1,871	$33,945,822	$11,440,962	$4,314,488	$(8,250,183)	$41,452,960

Change in foreign currency translation gain	-	-	-	10,745	-	-	10,745

Change in unrealized gain on marketable equity security, net of tax	-	-	-	2,021,600	-	-	2,021,600

Net income	-	-	-	-	-	370,464	370,464

Transfer to statutory reserve	-	-	-	-	-	-	0

Balance, December 31, 2009, as restated	18,710,250	1,871	33,945,822	13,473,307	4,314,488	(7,879,719)	43,855,769

Common stock issued for services	2,800,000	280	1,399,720	-	-	-	1,400,000

Change in foreign currency translation gain	-	-	-	1,146,420	-	-	1,146,420

Change in unrealized gain on marketable equity security, net of tax	-	-	-	605,577	-	-	605,577

Net loss	-	-	-	-	-	(4,170,313)	(4,170,313)

Transfer to statutory reserve	-	-	-	-	-	-	-

Balance, December 31, 2010	21,510,250	$2,151	$35,345,542	$15,225,304	$4,314,488	$(12,050,032)	$42,837,453

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2010	2009
		(as restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,170,313)	$370,464
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	924,633	818,995
Common stock issued for services	1,400,000	-
Gain on sale of investment, net	-	(842,145)
Loss on disposal of fixed asset	-	104,283
Allowance (recovery) of bad debts	1,221,393	(469,246)
Equity income in investment	-	(484,794)
(Increase) / decrease in assets:
Accounts receivable	(3,803,357)	713,597
Other receivables	17,563	312,616
Inventory	(168,920)	2,016,028
Advances to suppliers	(102,930)	(541,422)
Prepaid expense	966,730	(178,385)
Other assets	-	14,634
Increase / (decrease) in current liabilities:
Accounts payable	1,153,772	(638,890)
Accrued expenses	628,388	59,080
Deferred revenue	1,211,162	(1,175,304)

Net cash provided by operating activities	(721,879)	79,511

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(558,916)	(15,289)
Issuance of note receivable	(1,479,400)	-
Proceeds from sale of investments	-	4,667,216

Net cash provided by (used in) investing activities	(2,038,316)	4,651,927

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term note payable	1,479,400	-

Net cash provided by investing activities	1,479,400	-

Effect of exchange rate changes on cash and cash equivalents	131,869	1,981

NET INCREASE IN CASH & CASH EQUIVALENTS	(1,148,926)	4,733,419

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	4,824,135	90,716

CASH & CASH EQUIVALENTS, END OF PERIOD	$3,675,209	$4,824,135

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of construction in process to property and equipment	$10,793,047	$7,166,581

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2010 AND 2009

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

The accompanying consolidated financial statements include the accounts of Bodisen Biotech, Inc., its 100% wholly-owned subsidiaries Bodisen Holdings, Inc. (BHI), Yang Ling Bodisen Agricultural Technology Co., Ltd (“Agricultural”), which was incorporated in March 2005, and Sinkiang Bodisen Agriculture Material Co., Ltd. (“Material”), which was incorporated in June 2006, as well as the accounts of Agricultural’s 100% wholly- owned subsidiary Yang Ling Bodisen Biology Science and Technology Development Company Limited (“BBST”).  The Company is engaged in developing, manufacturing and selling organic fertilizers, liquid fertilizers, pesticides and insecticides in the People’s Republic of China and produces numerous proprietary product lines, from pesticides to crop-specific fertilizers.  The Company markets and sells its products to distributors throughout the People's Republic of China, and these distributors, in turn, sell the products to farmers.

Note 2 – Summary of Significant Accounting Policies

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
FOR THE YEARS ENDED DECMEBER 31, 2010 AND 2009

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.

Property & Equipment and Construction In Progress

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at December 31, 2010 and 2009, respectively:

	2010	2009
Operating equipment	$10,181,140	$4,650,919
Vehicles	617,703	687,791
Office equipment	98,420	87,552
Buildings	15,016,045	8,656,077
	25,913,308	14,082,339
Less accumulated depreciation	(3,042,968)	(2,244,933)
Property and equipment, net	$22,870,340	$11,837,406

Depreciation expense for the years ended December 31, 2010 and 2009 was $703,637 and $559,960, respectively.

On December 31, 2009, the Company had Construction in Progress representing the construction of the Company’s manufacturing plant amounting to $10,422,641.  During the year ended December 31, 2010, there was $10,793,047 transferred from construction in progress to property and equipment.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2010 and 2009, there was no significant impairment of its long-lived assets.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2010 AND 2009

Intangible Assets

Intangible assets consist of Rights to use land and Fertilizers proprietary technology rights. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the years ended December 31, 2010 and 2009

Fair Value of Financial Instruments

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

Fair Value Measurements

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis as of December 31, 2010.

Description	Level 1	Level 2	Level 3
Assets
Marketable securities	$8,780,867	$-	$-

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2010 AND 2009

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2010 and 2009 were insignificant.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 426,000 options outstanding as of December 31, 2010.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $9,274,169 and $8,127,749 at December 31, 2010 and 2009, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the year ended December 31, 2010 and 2009 other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains (loss) of $1,146,420 and $10,745, respectively.  A detail of accumulated other comprehensive income is summarized below:

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2010 AND 2009

			Total
			Other
	Foreign	Unrealized	Comprehensive
	Currency	Gain (loss)	Income
Balance, December 31, 2008	$8,117,004	$3,323,958	$11,440,962
Adjustments	10,745	2,021,600	2,032,345
Balance, December 31, 2009	8,127,749	5,345,558	13,473,307
Adjustments	1,146,420	605,577	1,751,997
Balance, December 31, 2010	$9,274,169	$5,951,135	$15,225,304

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 426,000 and 426,000 options as of December 31, 2010 and 2009 that were excluded from the diluted loss per share calculation due to their exercise price being greater than the Company’s average stock price for the year.

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

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (ASC 820) Measuring Liabilities at Fair Value. This guidance clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. This guidance is effective for the first reporting period beginning after issuance, which is the period ending December 31, 2009.  The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, we do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2010 AND 2009

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU became effective for the Company on July 1, 2010. The adoption of this ASU did not have an impact on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update amends codification Topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which was issued in January 2011.

Note 3 – Note Receivable

The note receivable is unsecured; bears interest at 9.1% per annum and originally due on March 25, 2011, but extended to September 25, 2011.

Note 4 – Inventory

Inventory at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Raw materials	$563,088	$355,714
Packaging	45,288	59,729
Finished goods	589,758	575,697
Inventory	$1,198,134	$991,140

Note 5 – Marketable Security

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  The Company had written down the value of this investment by $987,860 at December 31, 2008.  This investment was originally accounted for under the equity method and the Company recorded equity income in this investment through September 30, 2009.  During the fourth quarter of 2009, Jiali was purchased by China Pediatric Pharmaceuticals, Inc. (“China Pediatric”), a public company.  After the transaction, the Company owned 18.8% (or 2,018,590 shares) of China Pediatric.  The Company then changed the accounting method for the investment from the equity method to the fair value method.  At the date of the change, the investment was valued at $2,829,732.  As of December 31, 2010 and 2009, the fair value of the investment is $8,780,867 and $8,175,290, respectively, which is reflected in the consolidated balance sheet.  The Company recognized an unrealized gain of $605,577 and $2,021,600 for the year ended December 31, 2010 and 2009, respectively, which is reflected as accumulated other comprehensive income in the consolidated statement of stockholder’s equity.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2010 AND 2009

Note 6– Intangible Assets

Net intangible assets at December 31, 2010 and 2009 were as follows:

	2010	2009
Rights to use land	$5,174,682	$4,999,724
Fertilizers proprietary technology rights	1,213,600	1,173,600
	6,388,282	6,173,324
Less accumulated amortization	(1,574,873)	(1,299,421)
Intangibles, net	$4,813,409	$4,873,903

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

Amortization expense for the Company’s intangible assets amounted to $220,996 and $219,035 for the years ended December 31, 2010 and 2009, respectively. Amortization of intangible assets for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 is expected to be approximately $160,000, $101,000, $101,000, $101,000, and $101,000, respectiviely.

Note 7 – Long-Term Note Payable

On March 19, 2010, the Company obtained a bank loan for 10,000,000 RMB (approximately $1,517,000).  The loan has an 8.1% annual interest rate, matures on March 19, 2012 and is secured by the Company’s land use rights and facility.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2010 AND 2009

Note 8 – Stockholders Equity

Common stock

On December 16, 2010, the Company issued 2,800,000 shares of common stock to certain officers, key employees and consultants for services rendered.  The Company recorded the value of the common stock issued based on the closing market price of the Company’s stock on the date of issuance as stock based compensation of $1,400,000.

Stock Options

Following is a summary of the stock option activity:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2008	536,000	$1.89
Granted	-
Canceled	(110,000)	5.07
Exercised
Outstanding at December 31, 2009	426,000	1.07
Granted	-
Canceled	-
Exercised	-
Outstanding at December 31, 2010	426,000	$1.07	$-
Exercisable at December 31, 2010	426,000	$1.07	$-

Following is a summary of the status of options outstanding at December 31, 2010:

		Weighted
	Number	Average
Range of	Outstanding	Remaining
Exercise	December 31,	Contractual
Price	2010	Life (Years)

$0.70	400,000	1.00
$6.72	26,000	0.26
	426,000

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2010 AND 2009

Options Exercisable
		Weighted
	Number	Average
Range of	Outstanding	Remaining
Exercise	December 31,	Contractual
Price	2010	Life (Years)

$0.70	400,000	1.00
$6.72	26,000	0.26
	426,000

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

The Company did not appropriate a reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2010 and 2009.

Note 10 – Factory Location and Lease Commitments

The Company’s principal executive offices are located at North Part of Xinquia Road, Yang Ling Agricultural High-Tech Industries Demonstration Zone Yang Ling, Shaanxi province, People’s Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. These leases require monthly rental payments of $2,637 and the leases expire in 2013.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2010 AND 2009

Year	Amount
2011	$31,644
2012	$31,644
2013	$3,858

 Note 11 – Current Vulnerability Due to Certain Concentrations

Two vendors provided 24% and 15% of the Company’s raw materials for the year ended December 31, 2010 and three vendors provided 30%, 23% and 20% of the Company’s raw materials for the year ended December 31, 2009.

Two customers accounted for 12% and 9% of the Company’s sales for the year ended December 31, 2010. Two customers accounted for 24% and 12% of the Company’s sales for the year ended December 31, 2009.

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

Note 12 – Income Taxes

At December 31, 2010, the Company has available for US and China income tax purposes a net operating loss carry forward of approximately $5,500,000 and $4,300,000, respectively that begin to expire in 2019 and 2022, respectively.  These net operating loss carry forwards may be used to offset future taxable income.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.    All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2010 and 2009, the significant components of the deferred tax assets (liabilities) are summarized below:

	December 31,	December 31,
	2010	2009

Deferred tax assets:
Net operating loss - United States	$1,880,000	$1,295,000
Net operating loss - China	1,078,000	29,000
Allowance for doubtful accounts	251,000	688,000
Total deferred tax assets	3,209,000	2,012,000
Deferred tax liability:
Unrealized investment gain	(1,488,000)	(1,336,000)
Total deferred liability	(1,488,000)	(1,336,000)
Net deferred tax asset	1,721,000	676,000
Less valuation allowance	(1,721,000)	(676,000)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2010 and 2009 is as follows:

	December 31,	December 31,
	2010	2009

Federal income tax rate	34.0%	34.0%
Foreign tax rate difference	(9.0%)	(9.0%)
Use of prior year NOLs	0.0%	(25.0%)
Increase in valuation allowance	(25.0%)	0.0%
Effective income tax rate	0.0%	0.0%

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

Note 14 – Restatement

The Company changed its revenue recognition policy to the cost recovery method as the Company does not believe that collection is reasonably assured.  Under the cost recovery method, no profit is recognized until cash payments exceed the cost of the goods sold and the Company records deferred revenue which is the gross profit that has not been realized.  The following adjustments were made to the December 31, 2009 financial statements.

	December 31, 2009		December 31, 2009
	As Reported	Adjustment	Restated

Accounts receivable	$1,791,042	$555,541	$2,346,583
Current assets	9,141,311	555,541	9,696,852
Total assets	44,450,552	555,541	45,006,093
Deferred revenue	-	917,147	917,147
Total current liabilities	233,177	917,147	1,150,324
Retained earnings	(7,518,113)	(361,606)	(7,879,719)
Total stockholders’ equity	44,217,375	(361,606)	43,855,769
Total liabilities and stockholders’ equity	$44,450,552	$555,541	$45,006,093

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2010 AND 2009

	For the Year Ended		For the Year Ended
	December 31, 2009		December 31, 2009
	As Reported	Adjustment	Restated
Net revenue	$4,351,164	$866,113	$5,217,277
Gross profit	493,243	866,113	1,359,356
General and administrative expenses	1,054,615	1,005,938	2,060,553
Total operating expenses	1,310,654	1,005,938	2,316,592
Income (loss) from operations	(817,411)	(139,825)	(957,236)
Income (loss) before provision for income taxes	510,289	(139,825)	370,464
Net income (loss)	510,289	(139,825)	370,464
Comprehensive loss	2,542,634	(139,825)	2,402,809
Basic earnings (loss) per share	0.03	(0.01)	0.02
Diluted earnings (loss) per share	$0.03	$(0.01)	$0.02

Note 15 – Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that occurred from January 1, 2010, through the filing with the SEC.  The Company did not have any material recognizable subsequent events during this period.

ITEM 9.CHANGES IN ANDDISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Bo Chen, our Chief Executive Officer, and Junyan Tong, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mssrs. Bo and Tong concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

During management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) a lack of segregation of duties within accounting functions, (iii) our internal risk assessment functions, and (iv) our communication functions. Management believes that these deficiencies amount to a material weakness that render our internal controls over financial reporting ineffective as of December 31, 2010.

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

•
We have committed to the establishment of effective internal audit functions and have instituted various anti-fraud control and financial and account management policies and procedures to strengthen our internal controls over financial reporting.  Due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of 2010. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

•
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

•
As of the fiscal year ended December 31, 2010, we have not yet established an effective risk assessment system that enables us to collect related information comprehensively and systematically, assess risks in a timely, realistic manner, and take appropriate measures to control risks effectively. The Company is working with its outside consultant to devise an effective risk assessment system and our Chief Financial Officer Junyan Tong is responsible for overseeing such measures.

•
As of the fiscal year ended December 31, 2010, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer, Mr. Tong, will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2010.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

 Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Please confirm)

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

Background of Executive Officers and Directors

Bo Chen, Chairman, Chief Executive Officer and President of Bodisen; Director and President of our subsidiary, Yang Ling - Mr. Chen is one of Bodisen’s original founders and stockholders. He has served as Bodisen’s Chairman and Chief Executive Officer since January 5, 2007, and as President since 2004. From August 1997 to August 2001, Mr. Bo Chen was Chief Operations Officer and Chief Technology Officer of Shaanxi Bodisen Chemical Co., Ltd. From July 1994 to December 1997, he was the Chief Executive Officer and President of Yang Ling Shikanglu Chemurgical Technology Development Co., Ltd. Mr. Chen received his Bachelor of Science degree from ShaanxiNormalCollege in July 1984.

Qiong Wang, Director of Bodisen; Director of Yang Ling - Mrs. Wang Qiong has served as a Director of Bodisen since the merger of Bodisen Holding and Bodisen International and she has been on the board of Yang Ling since Yang Ling was founded in August 2001. She also served as the Chairman of the Board of Bodisen Biotech, Inc. until January 5, 2007. Mrs. Wang Qiong has over 10 years experience in the fertilizer and chemical industry. From 1997 to May 2001, she was the Chief Executive Officer and President of ShaanxiBodisen Chemical Co., Ltd., which changed its name to Yang Ling Bodisen Biology Science and Technology Development Company Limited on August 31, 2001. From May 1996 to December 1997, she was the President of Yang Ling Kangyuan Agricultural Chemical Company, a company dedicated to the research and development of agricultural products. Mrs. Wang Qiong graduated from North-WestAgronomyCollege, with a Bachelor of Science degree in 1986.

ChenglinGuo, Director of Bodisen - Mr. Guo has an economic management Bachelor Degree from TianjingCommercialUniversity.  He is also an engineer and from 1995 to 1996 Mr. Guo was the Manager of Yangling Industry and CommercialUnionTraining School.  From 1997 to 1999 he was the head of Xianyang Industry and CommercialUnionTraining School, the Vice Head Secretary of Xianyang Commercial Union, and Manager of Xianyang Industry and CommercialEconomicConsultingCenter. From 2000 to present, he has been working in a social service position.

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

The board and its committees held the following number of meetings during the fiscal year of 2010: (Please update the following numbers)

Board of Directors	4
Compensation Committee	2
Nominating Committee	2

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year. Our non-management directors did not meet in executive session during 2010.

Director Experience

The Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. The Board has also considered the fact that all of our directors have worked for, or served on the boards of directors of, a variety of companies in a range of industries. The Board believes that through their varying backgrounds, the Company’s directors bring a wealth of experiences, new ideas and solutions to the Board. Specifically, the Board has noted that our directors have the following skills and qualifications that, among others, have made them particularly suited to serve as a director of Bodisen:
•	Mr. Bo Chen is a founder of Bodisen and has served in executive level positions at Bodisen since 2004. He has extensive knowledge of Bodisen and the fertilizer and chemical industries.
•
Ms. Qiong Wang is the former Chairwoman and CEO of Bodisen and also is a founder of Bodisen and has served in executive level positions at Bodisen since 2004.  She has extensive knowledge of Bodisen and the fertilizer and chemical industries andsubstantial experience in sales and marketing.

•	Mr. ChenglinGuois the independent director of Bodisen. He has substantial management and sales experience.

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

Based upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for the fiscal year ended December 31, 2010, we have determined that our directors, officers and greater-than-10% beneficial owners complied with all applicable Section 16 filing requirements.

Nominating Procedures

During 2010 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table contains information concerning the compensation of our executive officers and other most highly compensated executive officers for the fiscal year ended December 31, 2010.

Summary Compensation Table (Please update)

Name And Principal Position (a)	Year (b)	Salary(1) ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen- sation ($) (g)	Nonqualified Deferred Compen- sation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Qiong Wang, former Chief Executive Officer	2010	$7,058	—		—	—	—	—	$7,058
	2009	$7,007							$7,007

Bo Chen	2010	$8,842
President and current Chief Executive Officer	2009	8,759							$8,759

 (1) All compensation for the officers identified in this table was paid in Chinese Renminbi, and is expressed in U.S. dollars based on the exchange rate in effect as of the last day of the relevant period. The exchange rates between the Renminbi and the U.S. dollar was 6.8 Renminbi to every one U.S. dollar at December 31, 2010 and 2009, respectively.

Outstanding Equity Awards at Fiscal Year-End

 There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2010.

Compensation of Directors

Directors of the Company receive compensation for their services and reimbursement for their expenses as determined by the Board of Directors from time to time.

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) I	Option Awards ($) (d)	Non-Equity Incentive Plan Compen- sation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Bo Chen	2010	-	100,000	-	-	-	-
Qiong Wang	2010	-	100,000	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 20, 2011, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent of our common stock; (ii) each of our current executive officers and directors; and (iii) our current directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)
Bo Chen (3)	1,810,000	8.41%
Qiong Wang (3)	1,810,0000	8.41%
Chunsheng Wang	150,000	*
Junyan Tong	0	*
ChenglinGuo	0	*
All officers and directors as a group (6 persons)	1,960,000	8.41%

*	Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Bodisen Biotech, Inc., Room 2001, FanMei Building, No. 1 NaguanZhengjie, Xi’an, Shaanxi, China, 710068.

(2)
Applicable percentage ownership is based on 21,510,250 shares of common stock outstanding as of March 20, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of March 20 , 2011, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 20, 2011, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Bo Chen, Chief Executive Officer and director, and Qiong Wang, director, are husband and wife.  The shares reflected as being owned by Mr. Chen and Ms. Wang prior to the offering represent (i) 890,000 shares owned by Mr. Chen and (ii) 920,000 shares owned by Ms. Wang.   Each of Mr. Chen and Ms. Wang disclaims beneficial ownership in the shares of beneficially owned by the other.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

 ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for each of the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit our annual financial statements and review of the financial statements included our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit Fees	$99,900	$98,360
Audit Related Fees	$40,917	22,100
Tax Fees		-
All Other Fees		-
Total	$140,817	$124,460

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

A list of the financial statements of the Company filed as part of this Report can be found in the Index to Financial Statements on page F-1.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Company’s Form SB-2 filed September 3, 2002).
3.2 10.1
By-Laws (incorporated by reference to Company’s Form SB-2 filed September 3, 2002).
Bodisen Biotech, Inc. 2010 Incentive stock Option Plan (incorporated by reference to Company’s Form S-8 filed December 17, 2010)

10.2	Bodisen Biotech, Inc. 2004 Stock Option Plan (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005).
10.3	Form of Bodisen Biotech, Inc. Nonstatutory Stock Option Agreement (incorporated by reference to Company’s Form 10-KSB filed March 31, 2005).
14.1	Code of Ethics and Business Conduct for Officers, Directors and Employees of Bodisen Biotech, Inc. (incorporated by reference to the Company’s Form 10-K filed April 30, 2007).
21.1	Schedule of Subsidiaries.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bodisen Biotech, Inc.

April 14, 2011	By:	/s/ Bo Chen
Bo Chen
Chief Executive Officer (Principal Executive Officer)

April 14, 2011	By:	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bo Chen
Bo Chen	Chairman, Chief Executive Officer, President (Principal Executive Officer) and Director	April 14, 2011
/s/ Junyan Tong
Junyan Tong	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2011
/s/ Wang Qiong
Wang Qiong	Director	April 14, 2011

/s/ Chenglin Guo
Chenglin Guo	Director	April 14, 2011