Form 10-Q
period 2011-03-31
BODISEN BIOTECH, INC
filed 2011-05-16
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer’s classes of common stock as of May 13, 2011: 21,510,250.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,739,699	$3,675,209
Accounts receivable and other receivable, net of allowance for doubtful accounts of $1,015,933 and $1,005,992	4,413,915	4,499,673
Other receivables	23,151	9,185
Note receivable	1,527,000	1,517,000
Inventory	1,712,321	1,198,134
Advances to suppliers	976,048	665,765
Prepaid expense and other current assets	12,971	8,598

Total current assets	10,405,105	11,573,564

PROPERTY AND EQUIPMENT, net	22,633,610	22,870,340
MARKETABLE SECURITY, AVAILABLE-FOR-SALE	4,037,180	8,780,867
INTANGIBLE ASSETS, net	4,799,535	4,813,409

TOTAL ASSETS	$41,875,430	$48,038,180

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,252,826	$1,256,681
Accrued expenses	164,766	811,181
Deferred revenue	1,255,992	1,615,865
Note payable	1,527,000	-

Total current liabilities	4,200,584	3,683,727

Long-term note payable	-	1,517,000

TOTAL LIABILITIES	4,200,584	5,200,727

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; nil issued and outstanding	-	-
Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 21,510,250	2,151	2,151
Additional paid-in capital	35,345,542	35,345,542
Accumulated other comprehensive income	10,704,056	15,225,304
Statutory reserve	4,314,488	4,314,488
Retained Earnings	(12,691,391)	(12,050,032)
Total stockholders' equity	37,674,846	42,837,453

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,875,430	$48,038,180

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
 OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(as restated)
		(unaudited)
Net revenue	$1,024,677	$1,538,342

Cost of revenue	479,217	809,883

Gross profit	545,460	728,459

Operating expenses
Selling expenses	683,897	141,414
General and administrative expenses	516,610	747,984
Total operating expenses	1,200,507	889,398

Loss from operations	(655,047)	(160,939)

Non-operating income (expense):
Other income (expense)	(229)	(614)
Interest income	48,067	3,168
Interest expense	(34,150)	(660)
Total non-operating income	13,688	1,894

Net loss	(641,359)	(159,045)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	222,439	(79)
Unrealized loss on marketable equity security	(4,743,687)	(1,130,410)

Comprehensive loss	$(4,521,248)	$(1,130,489)

Weighted average shares outstanding :
Basic	21,510,250	18,710,250
Diluted	21,510,250	18,710,250

Earnings per share:
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(as restated) (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(641,359)	$(159,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	432,138	260,824
Allowance (recovery) of bad debts	3,298	295,397
(Increase) / decrease in assets:
Accounts receivable	111,727	(336,320)
Other receivables	(13,858)	(6,064)
Inventory	(504,557)	197,037
Advances to suppliers	(304,849)	(434,833)
Prepaid expense	(4,301)	133,058
Increase / (decrease) in current liabilities:
Accounts payable	(12,030)	22,112
Accrued expenses	(3,497)	7,516
Deferred revenue	(369,258)	(507,033)
Other payables	(645,968)	-
Net cash used in operating activities	(1,952,514)	(527,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(525)	(3,267)

Net cash used in investing activities	(525)	(3,267)

Effect of exchange rate changes on cash and cash equivalents	17,529	(142)

NET DECREASE IN CASH & CASH EQUIVALENTS	(1,935,510)	(530,760)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	3,675,209	4,824,135

CASH & CASH EQUIVALENTS, END OF PERIOD	$1,739,699	$4,293,375

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc., a Delaware corporation (the “Company” or “Bodisen”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at March 31, 2011 and December 31, 2010, respectively:

	March 31,	December 31,
	2011	2010
Operating equipment	$10,248,254	$10,181,140
Vehicles	621,775	617,703
Office equipment	99,595	98,420
Buildings	15,115,031	15,016,045
	26,084,655	25,913,308
Less accumulated depreciation	(3,451,045)	(3,042,968)
Property and equipment, net	$22,633,610	$22,870,340

Depreciation expense for the three months ended March 31, 2011 and 2010 was $386,690 and $206,054, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2011 and December 31, 2010, there was no significant impairment of its long-lived assets.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

Intangible Assets

Intangible assets consist of Rights to use land and Fertilizers proprietary technology rights. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three months ended March 31, 2011 and 2010

Fair Value of Financial Instruments

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis as of March 31, 2011.

Description	Level 1	Level 2	Level 3
Assets
Marketable securities	$4,037,180	$-	$-

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 426,000 options outstanding as of March 31, 2011.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $9,493,903 and $9,274,169 at March 31, 2011 and December 31, 2010, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the three months ended March 31, 2011 and 2010 other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains (loss) of $219,734 and ($79), respectively.  A detail of accumulated other comprehensive income is summarized below:

			Total
			Other
	Foreign	Unrealized	Comprehensive
	Currency	Gain (loss)	Income
Balance, December 31, 2010	9,274,169	5,951,135	15,225,304
Adjustments	222,439	(4,743,687)	(4,521,248)
Balance, March 31, 2011	$9,496,608	$1,207,448	$10,704,056

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 426,000 options as of March 31, 2011 and 2010 that were excluded from the diluted loss per share calculation due to their exercise price being greater than the Company’s average stock price for the year.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

Note 3 – Note Receivable

The note receivable is unsecured; bears interest at 9.1% per annum and originally due on March 25, 2011, but extended to September 25, 2011.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

Note 4 – Inventory

Inventory at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
Raw materials	$700,374	$563,088
Packaging	66,988	45,288
Finished goods	944,959	589,758
Inventory, net	$1,712,321	$1,198,134

Note 5 – Marketable Security

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  The Company had written down the value of this investment by $987,860 at December 31, 2008.  This investment was originally accounted for under the equity method and the Company recorded equity income in this investment through September 30, 2009.  During the fourth quarter of 2009, Jiali was purchased by China Pediatric Pharmaceuticals, Inc. (“China Pediatric”), a public company.  After the transaction, the Company owned 18.8% (or 2,018,590 shares) of China Pediatric.  The Company then changed the accounting method for the investment from the equity method to the fair value method.  At the date of the change, the investment was valued at $2,829,732.  As of March 31, 2011 and 2010, the fair value of the investment is $4,037,180 and $8,780,867, respectively, which is reflected in the consolidated balance sheet.  The Company recognized an unrealized loss of $4,743,687 and $1,130,410 for the three months ended March 31, 2011 and 2010, respectively, which is reflected as accumulated other comprehensive income in the consolidated statement of stockholder’s equity.

Note 6– Intangible Assets

Net intangible assets at March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Rights to use land	$5,208,793	$5,174,682
Fertilizers proprietary technology rights	1,221,600	1,213,600
	6,430,393	6,388,282
Less accumulated amortization	(1,630,858)	(1,574,873)
Intangibles, net	$4,799,535	$4,813,409

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

Amortization expense for the Company’s intangible assets amounted to $45,448 and $54,770 for the three months ended March 31, 2011 and 2010, respectively.  Amortization of intangible assets for the next five years are as follows:

Year End	Amount
2011	$160,000
2012	101,000
2013	101,000
2014	101,000
2015	$101,000

Note 7 – Note Payable

On March 19, 2010, the Company obtained a bank loan for 10,000,000 RMB (approximately $1,527,000 and $1,517,000 at March 31, 2011 and December 31, 2010, respectively).  The loan has an 8.1% annual interest rate, matures on March 19, 2012 and is secured by the Company’s land use rights and facility.

Note 8 – Stockholders Equity

Common stock

Stock Options

Following is a summary of the stock option activity:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2010	426,000	1.07
Granted	-
Canceled	-
Exercised	-
Outstanding at March 31, 2011	426,000	$1.07	$40,000
Exercisable at March 31, 2011	426,000	$1.07	$40,000

Following is a summary of the status of options outstanding at March 31, 2011:

Options Outstanding and Exercisable
		Weighted
	Number	Average
Range of	Outstanding	Remaining
Exercise	March 31,	Contractual
Price	2011	Life (Years)

$0.70	400,000	1.00
$6.72	26,000	0.50
	426,000

Note 9 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations.  The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan.  The total expense for the above plan were $0 and $0 for the three months ended March 31, 2011 and 2010, respectively.  The Company has recorded welfare payable of $0 and $0 at and March 31, 2011 and December 31, 2010, respectively.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

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

The Company did not appropriate a reserve for the statutory surplus reserve and welfare fund for the three months ended March 31, 2011 and 2010.

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

 Note 12 – Current Vulnerability Due to Certain Concentrations

Two vendors provided 64% and 25% of the Company’s raw materials for the three months ended March 31, 2011 and two vendors provided 48.4%, and 31.3% of the Company’s raw materials for the three months ended March 31, 2010.

Two customers accounted for 16% and 18% of the Company’s sales for the year ended March 31, 2011. Two customers accounted for 24% and 12% of the Company’s sales for the year ended March 31, 2010.

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

Note 14 – Subsequent Events

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings.  The following discussion should be read in conjunction with our Financial Statements and related notes thereto included elsewhere in this Quarterly Report. Throughout this Quarterly Report we will refer to Shiner International, Inc., together with its subsidiaries, as “Shiner,” the “Company,” “we,” “us,” and “our.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

Results of Operations

Three Months Ended March 31, 2011 as Compared to Three Months Ended March 31, 2010

	Three Months Ended
	March 31,		Change
	2011	2010	$	%

Revenue	$1,024,677	$1,538,342	$(513,665)	(33	) %

Cost of revenue	479,217	809,883	(330,666)	(41	) %

Gross profit	545,460	728,459	(182,999)	(25	) %

Operating expenses
Selling expenses	683,897	141,414	542,483	384%
General and administrative expenses	516,610	747,984	(231,374)	(31	) %
Total operating expenses	1,200,507	889,398	311,109	35%

Loss from operations	(655,047)	(160,939)	(494,108)	307%

Non-oparating income (expense):
Other income (expense)	(229)	(614)	385	(63	) %
Interest income, net	13,917	2,508	11,409	455%
Gain on sale of investment, net	-	-	-	-%
Equity income in investment	-	-	-	-%
Total non-operating income(expense)	13,688	1,894	11,794	623%

Net income (loss)	$(641,359)	$(159,045)	$(482,314)	303%

Revenue:  We generated revenue of $1,024,677 for the three months ended March 31, 2011, a decrease of $513,665 or 33%, compared to $1,538,342 for the three months ended March 31, 2010.  The decrease in revenue is primarily attributable to the severe inflation which caused purchasing from the farmers to decrease.

Gross Profit (Loss):.  We experienced a gross profit of $545,460 for the three months ended March 31, 2011, a decrease of $182,999 or 25%, compared to 728,459 for the three months ended March 31, 2010.  Gross margin (gross profit as a percentage of revenue), was 53.2% for the three months ended March 31, 2011, compared to 47.4% for the three months ended March 31, 2010.  The increase in the gross margin percentage was primarily attributable to the higher profit margins which are earned on the new products.

Selling Expenses:  Aggregated selling expenses accounted for $683,897 of our operating expenses for the three months ended March 31, 2011, an increase of $542,483 or 384%, compared to $141,414 for the three months ended March 31, 2010.  The increase in our aggregated selling expenses is primarily attributable to an increase in marketing promotion and advertising programs.

General and Administrative Expenses:  General and administrative expenses accounted for $516,610 of our operating expenses for the three months ended March 31, 2011, a decrease of $231,374 or 31%, compared to $747,984 for the three months ended March 31, 2010.  The decrease is principally due to a decrease in our bad debt expense.

Non Operating Income and Expenses:  We had total non-operating income of $13,688 for the three months ended March 31, 2011, a change of $11,794 compared to income of $1,894 for the three months ended March 31, 2010.  Other income (expense) was $(229) for the three months ended March 31, 2011 compared to $(614) for the three months ended March 31, 2010.  During the three months ended March 31, 2011 and 2010, we did not incur any gains or losses related to equity income in investment.

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

As of March 31, 2011, we had $1,739,699 of cash and cash equivalents compared to $3,675,209 as of December 31, 2010.

Cash Flows

Operating:  We used $1,952,514 of cash for operating activities for the three months ended March 31, 2011 compared to $527,351 of cash used in operating activities for the three months ended March 31, 2010.  The cash used in operating consisted of a net loss of $1.4 million offset by non cash expenses of depreciation and amortization of $432,138.  In preparation for greater sales, we increased inventory by $504,557 our advances to suppliers increased $304,849.  Deferred revenues and other payables were paid down resulting in a decrease in cash of $369,258 and $645,968, respectively.

Investing:  Our investing activities used $525 of cash for the three months ended March 31, 2011, compared to $3,267 of cash used investing activities for the three months ended March 31, 2010.  The decrease is immaterial.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2011.

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

Notwithstanding the aforementioned controls implemented in December 2006, during management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) a lack of segregation of duties within accounting functions, (iii) our internal risk assessment functions, and (iv) our communication functions.. Management believes that these deficiencies amount to a material weakness that render our internal controls over financial reporting ineffective as of March 31, 2011.

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

·
As of the fiscal year ended December 31, 2010, we had not yet established an effective risk assessment system that enables us to collect related information comprehensively and systematically, assess risks in a timely, realistic manner, and take appropriate measures to control risks effectively. The Company is working with its outside consultant to devise an effective risk assessment system and our Chief Financial Officer Junyan Tong is responsible for overseeing such measures.

·
As of the three months ended March 31, 2011, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of March 31, 2011.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In addition to the above mentioned deficiencies, in the first quarter of 2011, as a result of comments raised by the SEC, we determined that accounting errors were made in our revenue recognition procedures which have resulted in the restatement of our previously issued financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BODISEN BIOTECH, INC.

Dated: May 16, 2011	/s/ Lin Wang
Lin Wang
Chief Executive Officer and President
(principal executive officer)

Dated: May 16, 2011	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(principal financial officer and accounting officer )