Form 10-Q
period 2011-06-30
BODISEN BIOTECH, INC
filed 2011-08-15
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-32616

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 5, 2011: 21,510,250.

ITEM 1.

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$1,383,128	$3,675,209
Accounts receivable and other receivable, net of allowance for doubtful accounts of $418,238 and $1,005,992	4,585,063	4,499,673
Other receivables	11,878	9,185
Note receivable	1,547,000	1,517,000
Inventory	2,564,320	1,198,134
Advances to suppliers	932,590	665,765
Prepaid expense and other current assets	9,002	8,598

Total current assets	11,032,981	11,573,564

PROPERTY AND EQUIPMENT, net	22,531,098	22,870,340
MARKETABLE SECURITY, AVAILABLE-FOR-SALE	2,038,776	8,780,867
INTANGIBLE ASSETS, net	4,835,560	4,813,409

TOTAL ASSETS	$40,438,415	$48,038,180

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,127,592	$1,256,681
Accrued expenses	90,502	811,181
Deferred revenue	1,234,224	1,615,865
Note payable	1,547,000	-

Total current liabilities	3,999,318	3,683,727

Long-term note payable	-	1,517,000

TOTAL LIABILITIES	3,999,318	5,200,727

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares; nil issued and outstanding	-	-
Common stock, $0.0001 per share; authorized 30,000,000 shares; issued and outstanding 21,510,250	2,151	2,151
Additional paid-in capital	35,345,542	35,345,542
Accumulated other comprehensive income	9,153,871	15,225,304
Statutory reserve	4,314,488	4,314,488
Retained Earnings	(12,376,955)	(12,050,032)
Total stockholders' equity	36,439,097	42,837,453

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,438,415	$48,038,180

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

 OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenue	$1,416,610	$1,913,649	$2,441,287	$3,451,991

Cost of revenue	558,927	1,854,716	1,038,144	2,664,599

Gross profit	857,683	58,933	1,403,143	787,392

Operating expenses
Selling expenses	30,277	204,772	714,174	346,186
General and administrative expenses	531,907	713,751	1,048,517	1,461,735
Total operating expenses	562,184	918,523	1,762,691	1,807,921

Income (loss) from operations	295,499	(859,590)	(359,548)	(1,020,529)

Non-operating income (expense):
Other income (expense)	(2,280)	(19,227)	(2,509)	(19,841)
Interest income	58,659	4,718	106,726	7,886
Interest expense	(37,442)	(20,463)	(71,592)	(21,123)
Total non-operating income	18,937	(34,972)	32,625	(33,078)

Net income (loss)	314,436	(894,562)	(326,923)	(1,053,607)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	448,219	168,197	670,658	168,118
Unrealized gain (loss) on marketable equity security	(1,998,404)	2,240,634	(6,742,091)	1,110,224

Comprehensive income (loss)	$(1,235,749)	$1,514,269	$(6,398,356)	$224,735

Weighted average shares outstanding :
Basic	21,510,250	18,710,250	21,510,250	18,710,250
Diluted	21,510,250	18,710,250	21,510,250	18,710,250

Earnings (loss) per share:
Basic	$0.01	$(0.05)	$(0.02)	$(0.06)
Diluted	$0.01	$(0.05)	$(0.02)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(326,923)	$(1,053,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	855,253	501,084
Allowance (recovery) of bad debts	(600,736)	474,018
(Increase) / decrease in assets:
Accounts receivable	604,289	(2,560,964)
Other receivables	(2,483)	(12,520)
Inventory	(1,327,219)	(1,498,623)
Advances to suppliers	(250,773)	(512,340)
Prepaid expense	(231)	223,541
Increase / (decrease) in current liabilities:
Accounts payable	(151,986)	2,463,148
Accrued expenses	(86,465)	32,615
Deferred revenue	(408,891)	482,247
Other payables	(641,667)	-
Net cash used in operating activities	(2,337,832)	(1,461,401)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(528)	(3,268)

Net cash used in investing activities	(528)	(3,268)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term note payable	-	1,466,900

Net cash provided by financing activities	-	1,466,900

Effect of exchange rate changes on cash and cash equivalents	46,279	42,975

NET INCREASE (DECREASE) IN CASH	(2,292,081)	45,206

CASH, BEGINNING OF PERIOD	3,675,209	4,824,135

CASH, END OF PERIOD	$1,383,128	$4,869,341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc., a Delaware corporation (the “Company” or “Bodisen”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at June 30, 2011 and December 31, 2010, respectively:

	June 30,	December 31,
	2011	2010
Operating equipment	$10,384,569	$10,181,140
Vehicles	613,327	617,703
Office equipment	100,900	98,420
Buildings	15,313,001	15,016,045
	26,411,797	25,913,308
Less accumulated depreciation	(3,880,699)	(3,042,968)
Property and equipment, net	$22,531,098	$22,870,340

Depreciation expense for the three and six months ended June 30, 2011 and 2010 was $382,019 and $768,709 and $185,472 and $391,526, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2011 and December 31, 2010, there was no impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of Rights to use land and Fertilizers proprietary technology rights. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three and six months ended June 30, 2011 and 2010

Fair Value of Financial Instruments

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis as of June 30, 2011.

Description	Level 1	Level 2	Level 3
Assets
Marketable securities	$2,038,776	$-	$-

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Because collection is not reasonably assured, sales revenue is recognized using the cost recovery method. Under the cost recovery method, no profit is recognized until collections exceed the cost of the goods sold.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 426,000 options outstanding as of June 30, 2011.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $9,947,091 and $9,274,169 at June 30, 2011 and December 31, 2010, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the three and six months ended June 30, 2011 other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains (loss) of $448,219 and 670,658, respectively. During the three and six months ended June 30, 2010 other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains of $168,197 and $168,118, respectively.  A detail of accumulated other comprehensive income is summarized below:

			Total
			Other
	Foreign	Unrealized	Comprehensive
	Currency	Gain (loss)	Income
Balance, December 31, 2010	9,274,169	5,951,135	15,225,304
Adjustments	670,658	(6,742,091)	(6,071,433)
Balance, June 30, 2011	$9,944,827	$(790,956)	$9,153,871

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 426,000 options as of June 30, 2011 and 2010 that were excluded from the diluted loss per share calculation due to their exercise price being greater than the Company’s average stock price for the year.

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

Note 3 – Note Receivable

The note receivable is unsecured; bears interest at 9.1% per annum and originally due on March 25, 2011, but extended to September 25, 2011.

Note 4 – Inventory

Inventory at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
Raw materials	$1,176,578	$563,088
Packaging	85,498	45,288
Finished goods	1,302,244	589,758
	$2,564,320	$1,198,134

Note 5 – Marketable Security

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  The Company had written down the value of this investment by $987,860 at December 31, 2008.  This investment was originally accounted for under the equity method and the Company recorded equity income in this investment through September 30, 2009.  During the fourth quarter of 2009, Jiali was purchased by China Pediatric Pharmaceuticals, Inc. (“China Pediatric”), a public company.  After the transaction, the Company owned 18.8% (or 2,018,590 shares) of China Pediatric.  The Company then changed the accounting method for the investment from the equity method to the fair value method.  At the date of the change, the investment was valued at $2,829,732.  As of June 30, 2011 and December 31, 2010, the fair value of the investment is $2,038,776 and $8,780,867, respectively, which is reflected in the consolidated balance sheet.  The Company recognized an unrealized gain (loss) of $(1,998,404) and $(6,742,091) for the three and six months ended June 30, 2011, respectively and $2,240,634 and $1,110,224 for the three and six months ended June 30,2010, respectively, which is reflected as accumulated other comprehensive income in the consolidated statement of stockholder’s equity. Investment has been categorized as available for sale.

Note 6– Intangible Assets

Net intangible assets at June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
Rights to use land	$5,277,016	$5,174,682
Fertilizers proprietary technology rights	1,237,600	1,213,600
	6,514,616	6,388,282
Less accumulated amortization	(1,679,056)	(1,574,873)
Intangibles, net	$4,835,560	$4,813,409

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

Amortization expense for the Company’s intangible assets amounted to $26,759 and $72,207 for the three and six months ended June 30, 2011 and $54,788 and $109,558 for the three and six months ended June 30, 2010, respectively. Amortization of intangible assets for the next five years are as follows:

Year End	Amount
2011	$160,000
2012	101,000
2013	101,000
2014	101,000
2015	$101,000

Note 7 – Note Payable

On March 19, 2010, the Company obtained a bank loan for 10,000,000 RMB (approximately $1,527,000 and $1,517,000 at June 30, 2011 and December 31, 2010, respectively).  The loan has an 8.1% annual interest rate, matures on March 19, 2012 and is secured by the Company’s land use rights and facility.

Note 8 – Stockholders Equity

Common stock

Stock Options

Following is a summary of the stock option activity:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2010	426,000	$1.07
Granted	-
Canceled	-
Exercised	-
Outstanding at June 30, 2011	426,000	$1.07	$-
Exercisable at June 30, 2011	426,000	$1.07	$-

Following is a summary of the status of options outstanding at June 30, 2011:

Options Outstanding and Exercisable
		Weighted
	Number	Average
Range of	Outstanding	Remaining
Exercise	June 30,	Contractual
Price	2011	Life (Years)

$0.70	400,000	0.75
$6.72	26,000	0.25
	426,000

Note 9 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations.  The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan.  The total expense for the above plan were $0 for the three and six months ended June 30, 2011 and 2010.  The Company has recorded welfare payable of $0 at and June 30, 2011 and December 31, 2010.

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

The Company did not appropriate a reserve for the statutory surplus reserve and welfare fund for the six months ended June 30, 2011 and 2010.

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

 Note 12 – Current Vulnerability Due to Certain Concentrations

Two vendors provided 28.6% and 21.0% of the Company’s raw materials for the six months ended June 30, 2011 and two vendors provided 18.8%, and 18.5% of the Company’s raw materials for the six months ended June 30, 2010.

Two customers accounted for 24.3% and 12.3% of the Company’s sales for the six months ended June 30, 2011. Two customers accounted for 24% and 12% of the Company’s sales for the six months ended June 30, 2010.

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

Results of Operations

Three Months Ended June 30, 2011 as Compared to Three Months Ended June 30, 2010

	Three Months Ended
	June 30,		Change
	2011	2010	$	%

Revenue	$1,416,610	$1,913,649	$(497,039)	(26)%

Cost of revenue	558,927	1,854,716	(1,295,789)	(70)%

Gross profit	857,683	58,933	798,750	1,355%

Operating expenses
Selling expenses	30,277	204,772	(174,495)	(85)%
General and administrative expenses	531,907	713,751	(181,844)	(25)%
Writedown of Assets	-	-	-	-%
Total operating expenses	562,184	918,523	(356,339)	(39)%

Loss from operations	295,499	(859,590)	1,155,089	(134)%

Non-oparating income (expense):
Other income (expense)	(2,280)	(19,227)	16,947	(88)%
Interest income, net	21,217	(15,745)	36,962	(235)%
Gain on sale of investment, net	-	-	-	-%
Equity income in investment	-	-	-	-%
Total non-operating income(expense)	18,937	(34,972)	53,909	(154)%

Net income (loss)	$314,436	$(894,562)	$1,208,998	(135)%

Revenue:  We generated revenue of $1,416,610 for the three months ended June 30, 2011, a decrease of $497,039 or 26%, compared to $1,913,649 for the three months ended June 30, 2010.  The decrease in revenue is primarily attributable to the severe inflation in China which caused a decrease in spending by our customers.

Gross Profit (Loss):.  We experienced a gross profit of $857,683 for the three months ended June 30, 2011, an increase of $798,750 or 1,355%, compared to $58,933 for the three months ended June 30, 2010.  Gross margin (gross profit as a percentage of revenue), was 60% for the three months ended June 30, 2011, compared to 3.1% for the three months ended June 30, 2010.  The increase in the gross margin percentage was primarily attributable to the timing of collections of our accounts receivable.

Selling Expenses:  Aggregated selling expenses accounted for $30,277 of our operating expenses for the three months ended June 30, 2011, a decrease of $174,495 or 85%, compared to $204,772 for the three months ended June 30, 2010.  The decrease in our aggregated selling expenses is primarily attributable to the decrease of sales.

General and Administrative Expenses:  General and administrative expenses accounted for $531,907 of our operating expenses for the three months ended June 30, 2011, a decrease of $181,844 or 25%, compared to $713,751 for the three months ended June 30, 2010.  The decrease is principally due to a decrease in our bad debt expense.

Non Operating Income and Expenses:  We had total non-operating income of $18,937 for the three months ended June 30, 2011, a change of $53,909 compared to expense of $34,972 for the three months ended June 30, 2010.  Other income (expense) was $(2,280) for the three months ended June 30, 2011 compared to $(19,227) for the three months ended June 30, 2010.      During the three months ended June 30, 2011 and 2010, we did not incur any gains or losses related to equity income in investment.

Six Months Ended June 30, 2011 as Compared to Six Months Ended June 30, 2010

	Six Months Ended
	June 30,		Change
	2011	2010	$	%

Revenue	$2,441,287	$3,451,991	$(1,010,704)	(29)%

Cost of revenue	1,038,144	2,664,599	(1,626,455)	(61)%

Gross profit	1,403,143	787,392	615,751	78%

Operating expenses
Selling expenses	714,174	346,186	367,988	106%
General and administrative expenses	1,048,517	1,461,735	(413,218)	(28)%
Writedown of Assets	-	-	-	-%
Total operating expenses	1,762,691	1,807,921	(45,230)	(3)%

Loss from operations	(359,548)	(1,020,529)	660,981	(65)%

Non-oparating income (expense):
Other income (expense)	(2,509)	(19,841)	17,332	(87)%
Interest income, net	35,134	(13,237)	48,371	(365)%
Gain on sale of investment, net	-	-	-	-%
Equity income in investment	-	-	-	-%
Total non-operating income(expense)	32,625	(33,078)	65,703	(199)%

Net income (loss)	$(326,923)	$(1,053,607)	$726,684	(69)%

Revenue:  We generated revenue of $2,441,287 for the six months ended June 30, 2011, a decrease of $1,010,704 or 29%, compared to $3,451,991 for the six months ended June 30, 2010.  The decrease in revenue is primarily attributable to the severe inflation in China which caused a decrease in spending by our customers.

Gross Profit (Loss):  We experienced a gross profit of $1,403,143 for the six months ended June 30, 2011, an increase of $615,751 or 78%, compared to $787,392 for the six months ended June 30, 2010.  Gross margin (gross profit as a percentage of revenue), was 57.5% for the six months ended June 30, 2011, compared to 22.8% for the six months ended June 30, 2010.  The increase in the gross margin percentage was primarily attributable to the timing of collections of our accounts receivable.

Selling Expenses:  Aggregated selling expenses accounted for $714,174 of our operating expenses for the six months ended June 30, 2011, an increase of $367,988 or 106%, compared to $346,186 for the six months ended June 30, 2010.  The increase in our aggregated selling expenses is primarily attributable to an increase in marketing promotion and advertising programs.

General and Administrative Expenses:  General and administrative expenses accounted for $1.048,517 of our operating expenses for the six months ended June 30, 2011, a decrease of $413,218 or 28%, compared to $1,461,735 for the six months ended June 30, 2010.  The decrease is principally due to a decrease in our bad debt expense.

Non Operating Income and Expenses:  We had total non-operating income of $32,625 for the six months ended June 30, 2011, a change of $65,703 compared to and expense of $33,078 for the six months ended June 30, 2010.  Other income (expense) was $(2,509) for the six months ended June 30, 2011 compared to $(19,841) for the six months ended June 30, 2010.      During the six months ended June 30, 2011 and 2010, we did not incur any gains or losses related to equity income in investment.

Liquidity and Capital Resources

We are primarily a parent holding company for the operations carried out by our operating subsidiary, Yang Ling, which carries out its activities in the People’s Republic of China.  Because of our holding company structure, our ability to meet our cash requirements apart from our financing activities, including payment of dividends on our common stock, if any, substantially depends upon the receipt of dividends from our subsidiaries, particularly Yang Ling.

As of June 30, 2011, we had $1,383,128 of cash compared to $3,675,209 as of December 31, 2010.

Cash Flows

Operating:  We used $2,337,832 of cash for operating activities for the six months ended June 30, 2011 compared to $1,461,401 of cash used in operating activities for the six months ended June 30, 2010.  The cash used in operating consisted of a net loss of $.3 million offset by non cash expenses of depreciation and amortization of $855,253.  In preparation for greater sales, we increased inventory by $1,327,219 our advances to suppliers increased $250,773.  Deferred revenues and other payables were paid down resulting in a decrease in cash of $408,891 and $641,667, respectively.

Investing:  Our investing activities  $528 of cash for the six months ended June 30, 2011, compared to $3,268 for the six months ended June 30, 2010.

Financing.  Our financing activities provided $0 of cash from a long term bank financing for the six months ended June 30, 2010 compared to $1,466,900 provided by financing activities for the six months ended June 30, 2009.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements except for the remaining pre-payments under the land-lease arrangement described above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of our Disclosure Controls

Disclosure Controls and Procedures

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

During management’s assessment of the effectiveness of disclosure controls and procedures as of June 30, 2011, management identified deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) a lack of segregation of duties within accounting functions, (iii) our internal risk assessment functions, and (iv) our communication functions.

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

•
As of the quarter ended June 30, 2011, we have not yet established an effective risk assessment system that enables us to collect related information comprehensively and systematically, assess risks in a timely, realistic manner, and take appropriate measures to control risks effectively. The Company is working with its outside consultant to devise an effective risk assessment system and our Chief Financial Officer Junyan Tong is responsible for overseeing such measures.

•
As of the quarter ended June 30, 2011, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer, Mr. Tong, will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2011.

 Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BODISEN BIOTECH, INC.

Dated: August 15, 2011	/s/ Lin Wang
Lin Wang
Chief Executive Officer and President
(principal executive officer)

Dated: August 15, 2011	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(principal financial officer and accounting officer )