Form 10-Q
period 2011-09-30
BODISEN BIOTECH, INC
filed 2011-11-21
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2011: 21,510,250.

ITEM 1.

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$948,137	$3,675,209
Accounts receivable and other receivable, net of allowance for
doubtful accounts of $91,026 and $1,005,992	2,767,231	4,499,673
Other receivables	12,255	9,185
Note receivable	1,407,600	1,517,000
Inventory	3,596,317	1,198,134
Advances to suppliers	1,153,215	665,765
Prepaid expense and other current assets	8,351	8,598

Total current assets	9,893,106	11,573,564

PROPERTY AND EQUIPMENT, net	22,382,307	22,870,340
MARKETABLE SECURITY, AVAILABLE-FOR-SALE	1,009,295	8,780,867
INTANGIBLE ASSETS, net	4,852,772	4,813,409

TOTAL ASSETS	$38,137,480	$48,038,180

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,260,035	$1,256,681
Accrued expenses	63,890	811,181
Deferred revenue	409,404	1,615,865
Note payable	1,407,600	-

Total current liabilities	3,140,929	3,683,727

Long-term note payable	-	1,517,000

TOTAL LIABILITIES	3,140,929	5,200,727

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
nil issued and outstanding	-	-
Common stock, $0.0001 per share; authorized 30,000,000 shares;
issued and outstanding 21,510,250	2,151	2,151
Additional paid-in capital	35,345,542	35,345,542
Accumulated other comprehensive income	8,503,932	15,225,304
Statutory reserve	4,314,488	4,314,488
Retained Earnings	(13,169,562)	(12,050,032)
Total stockholders' equity	34,996,551	42,837,453

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,137,480	$48,038,180

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$1,781,006	$2,209,724	$4,222,293	$5,661,715

Cost of revenue	1,378,949	1,559,565	2,417,093	4,224,164

Gross profit	402,057	650,159	1,805,200	1,437,551

Operating expenses
Selling expenses	87,935	25,835	802,109	372,021
General and administrative expenses	1,127,763	956,675	2,176,280	2,418,410
Total operating expenses	1,215,698	982,510	2,978,389	2,790,431

Loss from operations	(813,641)	(332,351)	(1,173,189)	(1,352,880)

Non-operating income (expense):
Other income (expense)	(349)	(61,531)	(2,858)	(81,372)
Interest income	61,181	5,826	167,907	13,712
Interest expense	(39,798)	(40,438)	(111,390)	(61,561)
Loss on disposal of property and equipment	-	(10,297)	-	(10,297)
Total non-operating income	21,034	(106,440)	53,659	(139,518)

Net loss	(792,607)	(438,791)	(1,119,530)	(1,492,398)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	379,542	653,271	1,050,200	821,389
Unrealized gain (loss) on marketable equity security	(1,029,481)	201,859	(7,771,572)	1,312,083

Comprehensive income (loss)	$(1,442,546)	$416,339	$(7,840,902)	$641,074

Weighted average shares outstanding :
Basic	21,510,250	18,710,250	21,510,250	18,710,250
Diluted	21,510,250	18,710,250	21,510,250	18,710,250

Loss per share:
Basic	$(0.04)	$(0.02)	$(0.05)	$(0.08)
Diluted	$(0.04)	$(0.02)	$(0.05)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,119,530)	$(1,492,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,303,572	757,672
Allowance for of bad debts/write offs	662,288	897,017
(Increase) / decrease in assets:
Accounts receivable	1,204,777	(3,366,551)
Other receivables	(2,778)	3,815
Inventory	(2,355,023)	(1,396,400)
Advances to suppliers	(465,629)	337,168
Prepaid expense	513	960,100
Increase / (decrease) in current liabilities:
Accounts payable	(35,167)	1,464,814
Accrued expenses	(88,195)	62,933
Deferred revenue	(1,253,311)	438,646
Other payables	(681,923)	55,673
Net cash used in operating activities	(2,830,406)	(1,277,511)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(538)	(4,292)
Increase in construction in progress	-	(14,710)
Payment on note receivable	156,000	-
Issuance of note receivable	-	(1,471,000)

Net cash provided by (used in) investing activities	155,462	(1,490,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable	-	1,471,000
Payment on note payable	(156,000)	-

Net cash provided by (used in) financing activities	(156,000)	1,471,000

Effect of exchange rate changes on cash and cash equivalents	103,872	75,734

NET DECREASE IN CASH	(2,727,072)	(1,220,779)

CASH, BEGINNING OF PERIOD	3,675,209	4,824,135

CASH, END OF PERIOD	$948,137	$3,603,356

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$111,005	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc., a Delaware corporation (the “Company” or “Bodisen”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at September 30, 2011 and December 31, 2010, respectively:

	September 30,	December 31,
	2011	2010
Operating equipment	$10,498,686	$10,181,140
Vehicles	620,067	617,703
Office equipment	102,008	98,420
Buildings	15,481,277	15,016,045
	26,702,038	25,913,308
Less accumulated depreciation	(4,319,731)	(3,042,968)
Property and equipment, net	$22,382,307	$22,870,340

Depreciation expense for the three and nine months ended September 30, 2011 and 2010 was $411,039 and $1,194,085 and $201,344 and $592,870, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of September 30, 2011 and December 31, 2010, there was no impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of Rights to use land and Fertilizers proprietary technology rights. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three and nine months ended September 30, 2011 and 2010.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents,  accounts receivable, other receivables, notes receivable, inventory, advances to suppliers, prepaid and other current assets, accounts payable, accrued expenses, and deferred revenue, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has a note payable with financial institutions. The carrying amount of note payable approximates its fair values based on current rates of interest for instruments with similar characteristics.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

September 30, 2011

Description	Level 1	Level 2	Level 3
Assets
Marketable securities	$1,009,295	$-	$-

December 31, 2010

Description	Level 1	Level 2	Level 3
Assets
Marketable securities	$8,780,867	$-	$-

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Because collection is not reasonably assured, sales revenue is recognized using the cost recovery method. Under the cost recovery method, no profit is recognized until collections exceed the cost of the goods sold. Profit not yet recognized is recorded as deferred revenue as a current liability.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. For the nine months ended September 30, 2011 and 2010, the Company incurred advertising expenses of $715,650 and $334,290, respectively.  For the three months ended September 30, 2011 and 2010, the Company incurred advertising expenses of $25,740 ad $5,644, respectively.

Shipping and Handling Costs

Shipping and handling costs consist primarily of transportation charges for delivery of goods to customers and are included in selling, general and administrative expenses.  The Company expenses all shipping cost when they are incurred.  For the nine months ended September 30, 2011 and 2010, the Company incurred transportation charges of $3,264 and $4,186, respectively.  For the three months ended September 30, 2011 and 2010, the Company incurred no transportation charges.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  The Company recognizes in the statement of operations the fair value at the vesting date for stock options and other equity-based compensation issued to non-employees. There were 400,000 options outstanding as of September 30, 2011.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $10,324,369 and $9,274,169 at September 30, 2011 and December 31, 2010, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the three and nine months ended September 30, 2011 other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains (loss) of $379,542 and $1,050,200, and unrealized (loss) on marketable equity security of $(1,029,481) and $(7,771,572), respectively. During the three and nine months ended September 30, 2010 other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains of $653,271 and $821,389, and unrealized gain on marketable equity security of $201,839 and $1,312,083, respectively.  A detail of accumulated other comprehensive income is summarized below:

			Total
			Other
	Foreign	Unrealized	Comprehensive
	Currency	Gain (loss)	Income
Balance, December 31, 2010	9,274,169	5,951,135	15,225,304
Adjustments	1,050,200	(7,771,572)	(6,721,372)
Balance, September 30, 2011	$10,324,369	$(1,820,437)	$8,503,932

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were 400,000 options as of September 30, 2011 and 2010 that were excluded from the diluted loss per share calculation due to their exercise price being greater than the Company’s average stock price for the year.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In September 2011, the FASB issued amended accounting guidance related to goodwill impairment testing. The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Earlier adoption is permitted. Management does not expect the adoption of the amended guidance to have a material impact on the Company’s consolidated financial statements.

Note 3 – Note Receivable

The note receivable is unsecured; bears interest at 9.1% per annum and originally due on March 25, 2011, but extended to January 31, 2012.

Note 4 – Inventory

Inventory at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
Raw materials	$2,304,473	$563,088
Packaging	138,712	45,288
Finished goods	1,153,132	589,758
	$3,596,317	$1,198,134

Note 5 – Marketable Security

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  The Company had written down the value of this investment by $987,860 at December 31, 2008.  This investment was originally accounted for under the equity method and the Company recorded equity income in this investment through September 30, 2009.  During the fourth quarter of 2009, Jiali was purchased by China Pediatric Pharmaceuticals, Inc. (“China Pediatric”), a public company.  After the transaction, the Company owned 18.8% (or 2,018,590 shares) of China Pediatric.  The Company then changed the accounting method for the investment from the equity method to the fair value method.  At the date of the change, the investment was valued at $2,829,732.  As of September 30, 2011 and December 31, 2010, the fair value of the investment is $1,009,295 and $8,780,867, respectively, which is reflected in the consolidated balance sheet.  The Company recognized an unrealized gain (loss) of $(1,029,481)and $(7,771,572) for the three and nine months ended September 30, 2011, respectively and $201,859 and $1,312,083 for the three and nine months ended September 30, 2010, respectively, which is reflected as accumulated other comprehensive income in the consolidated statement of stockholder’s equity.

Note 6– Intangible Assets

Net intangible assets at September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
Rights to use land	$5,335,005	$5,174,682
Fertilizers proprietary technology rights	1,251,200	1,213,600
	6,586,205	6,388,282
Less accumulated amortization	(1,733,433)	(1,574,873)
Intangibles, net	$4,852,772	$4,813,409

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

Amortization expense for the Company’s intangible assets amounted to $37,280 and $109,487 for the three and nine months ended September 30, 2011 and $52,244 and $164,802 for the three and nine months ended September 30, 2010, respectively.  Amortization of intangible assets for the next five years are as follows:

Year End	Amount
2011	$35,927
2012	143,709
2013	143,709
2014	143,709
2015	143,709
Thereafter	4,242,009
$4,852,772

Note 7 – Note Payable

On March 19, 2010, the Company obtained a bank loan for 10,000,000 RMB (approximately $1,517,000).  The loan has an 8.1% annual interest rate, matures on March 19, 2012 and is secured by the Company’s land use rights and facility.  At September 30, 2011, the balance of this note was 9,000,000 RMB (approximately $1,407,600).

Note 8 – Stockholders Equity

Common stock

Stock Options

Following is a summary of the stock option activity:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2010	426,000	1.07
Granted	-
Canceled	(26,000)	$6.72
Exercised	-
Outstanding at September 30, 2011	400,000	$0.70	$-
Exercisable at September 30, 2011	400,000	$0.70	$-

Following is a summary of the status of options outstanding at September 30, 2011:

Options Outstanding and Exercisable
		Weighted
	Number	Average
Range of	Outstanding	Remaining
Exercise	September 30,	Contractual
Price	2011	Life (Years)

$0.70	400,000	0.50
	400,000

Note 9 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations.  The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan.  The total expense for the above plan were $0 for the three and nine months ended September 30, 2011 and 2010.  The Company has recorded welfare payable of $0 at and September 30, 2011 and December 31, 2010.

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

The Company did not appropriate a reserve for the statutory surplus reserve and welfare fund for the nine months ended September 30, 2011 and 2010.

Note 11 – Factory Location and Lease Commitments

The Company’s principal executive offices are located in the Shaanxi province, People’s Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. The Company leases its office premises under an operating lease agreement that requires monthly rental payments of $2,637 and the leases expire in 2013.

Note 12 – Current Vulnerability Due to Certain Concentrations

Two vendors provided 29% and 19% of the Company’s raw materials for the nine months ended September 30, 2011 and two vendors provided 65%, and 22% of the Company’s raw materials for the nine months ended September 30, 2010.

Two customers accounted for 20% and 16% of the Company’s sales for the nine months ended September 30, 2011. Two customers accounted for 11% and 11% of the Company’s sales for the nine months ended September 30, 2010.

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

Note 14 – Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that occurred from October 1, 2011, through the filing with the SEC.  On November 17, 2011, the chairman issued an undertaking that the chairman will give his every endeavor and best effort to obtain necessary and adequate fundings to meet the Company’s financial obligations as and when they are required thereby warranting that the manufacturing operations of the Company will not be affected.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings.  The following discussion should be read in conjunction with our Financial Statements and related notes thereto included elsewhere in this Quarterly Report. Throughout this Quarterly Report we will refer to Bodisen Biotech, Inc., together with its subsidiaries, as “Bodisen,” the “Company,” “we,” “us,” and “our.”

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

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. We are currently evaluating this guidance, but does not expect its adoption will have a material effect on our consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  We are currently evaluating this guidance, but does not expect its adoption will have a material effect on our consolidated financial statements.

In September 2011, the FASB issued amended accounting guidance related to goodwill impairment testing. The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Earlier adoption is permitted. Management does not expect the adoption of the amended guidance to have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2011 as Compared to Three Months Ended September 30, 2010

	Three Months Ended
	September 30,		Change
	2011	2010	$	%

Revenue	$1,781,006	$2,209,724	$(428,718)	(19.4)

Cost of revenue	1,378,949	1,559,565	(180,616)	(11.6)

Gross profit	402,057	650,159	(248,102)	(38.2)

Operating expenses
Selling expenses	87,935	25,835	62,100	240.4
General and administrative expenses	1,127,763	956,675	171,088	17.9
Writedown of Assets	-	-	-	-
Total operating expenses	1,215,698	982,510	233,188	23.7

Loss from operations	(813,641)	(332,351)	(481,290)	144.8

Non-operating income (expense):
Other income (expense)	(349)	(61,531)	61,182	(99.4)
Interest income, net	21,383	(34,612)	55,995	(161.8)
Loss on disposal of property and equipment	-	(10,297)	10,297	(100.0)
Total non-operating income(expense)	21,034	(106,440)	127,474	(119.8)

Net loss	$(792,607)	$(438,791)	$(353,816)	80.6

Revenue:  We generated revenue of $1,781,006 for the three months ended September 30, 2011, a decrease of $428,718 or 19.4%, compared to $2,209,724 for the three months ended September 30, 2010.  The decrease in revenue is primarily attributable to a raise in commodity prices, the purchasing power of farmers declining, coupled with excessive rainfall in the summer months that led to flooding in some regions resulting in a reduced demand for crop production and fertilizer.

Gross Profit:.  We experienced a gross profit of $402,057 for the three months ended September 30, 2011, a decrease of $248,102 or 38.2%, compared to $650,159 for the three months ended September 30, 2010.  Gross margin (gross profit as a percentage of revenue), was 22.6% for the three months ended September 30, 2011, compared to 29.4% for the three months ended September 30, 2010.  The decrease in the gross margin percentage was primarily attributable to higher costs for raw materials and reduced productivity.

Selling Expenses:  Aggregated selling expenses accounted for $87,935 of our operating expenses for the three months ended September 30, 2011, an increase of $62,100 or 240%, compared to $25,835 for the three months ended September 30, 2010.  The increase in our aggregated selling expenses is primarily attributable to increasing our marketing efforts to increase our sales volume..

General and Administrative Expenses:  General and administrative expenses accounted for $1,127,763 of our operating expenses for the three months ended September 30, 2011, an increase of $171,088 or 17.9%, compared to $956,675 for the three months ended September 30, 2010.  The increase is principally due to an increase in our bad debt allowance or direct write off of accounts receivable balances and an overall increase in our operating costs.

Non Operating Income and Expenses:  We had total non-operating income of $21,034 for the three months ended September 30, 2011, a change of $127,474 compared to an expense of $106,440 for the three months ended September 30, 2010.  Other income (expense) was $(349) for the three months ended September 30, 2011 compared to $(61,531) for the three months ended September 30, 2010.

Nine months ended September 30, 2011 as Compared to Nine months ended September 30, 2010

	Nine Months Ended
	September 30,		Change
	2011	2010	$	%

Revenue	$4,222,293	$5,661,715	$(1,439,422)	(25.4)

Cost of revenue	2,417,093	4,224,164	(1,807,071)	(42.8)

Gross profit	1,805,200	1,437,551	367,649	25.6

Operating expenses
Selling expenses	802,109	372,021	430,088	115.6
General and administrative expenses	2,176,280	2,418,410	(242,130)	(10.0)
Writedown of Assets	-	-	-	-
Total operating expenses	2,978,389	2,790,431	187,958	6.7

Loss from operations	(1,173,189)	(1,352,880)	179,691	(13.3)

Non-operating income (expense):
Other income (expense)	(2,858)	(81,372)	78,514	(96.5)
Interest income, net	56,517	(47,849)	104,366	(218.1)
Loss on disposal of property and equipment	-	(10,297)	10,297	(100.0)
Total non-operating income(expense)	53,659	(139,518)	193,177	(138.5)

Net loss	$(1,119,530)	$(1,492,398)	$372,868	(25.0)

Revenue:  We generated revenue of $4,222,293 for the nine months ended September 30, 2011, a decrease of $1,439,422 or 25.4%, compared to $5,661,715 for the nine months ended September 30, 2010.  The decrease in revenue is primarily attributable to a raise in commodity prices, the purchasing power of farmers declining, coupled with excessive rainfall in the summer months that led to flooding in some regions resulting in a reduced demand for crop production and fertilizer.

Gross Profit (Loss):  We experienced a gross profit of $1,805,200 for the nine months ended September 30, 2011, an increase of $367,649 or 25.6%, compared to $1,437,551 for the nine months ended September 30, 2010.  Gross margin (gross profit as a percentage of revenue), was 42.8% for the nine months ended September 30, 2011, compared to 25.4% for the nine months ended September 30, 2010.  The increase in the gross margin percentage was primarily attributable to the timing of collections of our accounts receivable, offset by higher costs for raw materials and reduced productivity.

Selling Expenses:  Aggregated selling expenses accounted for $802,109 of our operating expenses for the nine months ended September 30, 2011, an increase of $430,088 or 116%, compared to $372,021 for the nine months ended September 30, 2010.  The increase in our aggregated selling expenses is primarily attributable to an increase in marketing promotion and advertising programs in an effort to increase sales volume.

General and Administrative Expenses:  General and administrative expenses accounted for $2,176,280 of our operating expenses for the nine months ended September 30, 2011, a decrease of $242,130 or 10.0%, compared to $2,418,410 for the nine months ended September 30, 2010.  The decrease is principally due to a decrease in our bad debt expense during 2011 compared to 2010.

Non Operating Income and Expenses:  We had total non-operating income of $53,659 for the nine months ended September 30, 2011, a change of $193,177 compared to and expense of $139,518 for the nine months ended September 30, 2010.  Other income (expense) was $(2,858) for the nine months ended September 30, 2011 compared to $(81,372) for the nine months ended September 30, 2010.

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

As of September 30, 2011, we had $948,137 of cash compared to $3,675,209 as of December 31, 2010.

Cash balance decreased to $948,137 as of September 30, 2011 as compared with $3,675,209 as of December 31, 2010 due to raw material costs increased significantly during the year, for the purposes of cost reduction, the Company has implemented a policy to build up a higher reserve of raw materials inventory through careful procurements.  This has a negative impact on the cash balance.  On November 17, 2011, the chairman issued an undertaking that the chairman will give his every endeavor and best effort to obtain necessary and adequate fundings to meet the Company’s financial obligations as and when they are required thereby warranting that the manufacturing operations of the Company will not be affected.

Cash Flows

Operating:  We used $2,830,406 of cash for operating activities for the nine months ended September 30, 2011 compared to $1,277,511 of cash used in operating activities for the nine months ended September 30, 2010.  The cash used in operating consisted of a net loss of $1.1 million offset by non cash expenses of depreciation and amortization of $1,303,572.  In preparation for greater sales, we increased inventory by $2,355,023 our advances to suppliers increased $465,639.  Deferred revenues and other payables were paid down resulting in a decrease in cash of $1,253,311 and $681,923, respectively.

Investing:  Our investing activities provided $155,462 cash for the nine months ended September 30, 2011, compared to cash used in investing activities of $1,490,002 for the nine months ended September 30, 2010.

Financing.  Our financing activities used $156,000 cash as a result of the partial repayment of a note payable for the nine months ended September 30, 2011 compared to $1,471,000 provided by financing activities for the nine months ended September 30, 2010.

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

During management’s assessment of the effectiveness of disclosure controls and procedures as of September 30, 2011, management identified deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) a lack of segregation of duties within accounting functions, (iii) our internal risk assessment functions, and (iv) our communication functions.

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

•
As of the quarter ended September 30, 2011, we have not yet established an effective risk assessment system that enables us to collect related information comprehensively and systematically, assess risks in a timely, realistic manner, and take appropriate measures to control risks effectively. The Company is working with its outside consultant to devise an effective risk assessment system and our Chief Financial Officer Junyan Tong is responsible for overseeing such measures.

•
As of the quarter ended September 30, 2011, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer, Mr. Tong, will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   (REMOVED AND RESERVED)

ITEM 5.   OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document*

EX-101.SCH	XBRL Taxonomy Extension Schema Document*

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*        The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODISEN BIOTECH, INC.

Dated: November 21, 2011	/s/ Lin Wang
Lin Wang
Chief Executive Officer and President
(principal executive officer)

Dated: November 21, 2011	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(principal financial officer and accounting officer )