Form 10-K
period 2011-12-31
BODISEN BIOTECH, INC
filed 2012-04-17
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐

Non-accelerated filer ☐           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2011 of $0.47, was approximately $9,259,117.50.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 30, 2012, the registrant had 21,510,250 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2011

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

Our over 60 products cover three categories: organic compound fertilizers, liquid fertilizers, and pesticides and insecticides. Organic compound fertilizer products are our leading product category, accounting for approximately 89.57% and 65.92% of our revenue in 2010 and 2009, respectively. Liquid fertilizers accounted for approximately 0% and 4.25% of our revenue in 2010 and 2009, respectively. Pesticides and insecticides accounted for approximately  0% and 9.59% of our revenue in 2010 and 2009, respectively. Organic compound fertilizers accounted for 80.61% of our revenue in 2011.

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

Organic Compound Fertilizers

Organic compound fertilizers are our leading products, accounting for approximately 100% and 89.5% of our revenue in 2011 and 2010, respectively.

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

Liquid Fertilizers

Liquid fertilizer products accounted for approximately 0% and 0% of our revenue in 2011 and 2010, respectively.

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

 Pesticides and Insecticides

Our pesticides and insecticides account for approximately 0% and 0% of our revenues in 2011 and 2010, respectively.

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

Two vendors, Mei County Chun Chen Agricultural Meterial Co,. Ltd., and Fufeng Agricultural Meterial Co,. Ltd. provided 23.5% and 20.35%, respectively, of the Company’s raw materials for the year ended December 31, 2011.Three vendors Mei County Chun Chen Agricultural Meterial Co,. Ltd., Fufeng Agricultural Meterial Co,. Ltd. and Baoji San Qin Agricultural MeterialCo,.Ltd.)provided 25.56%, 17.28% and 10.5%, respectively, of the Company’s raw materials for the year ended December 31, 2010.  During 2011 and 2010, we did not experience any significant delays in receiving raw materials from our suppliers.

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

2 customers Hao Xi Gang and Yang Ling Xin Sheng Trading Company Limited, accounted for 11.66% and 7.99% of the Company’s sales for the year ended December 31, 2011, respectively. Three customers accounted for 2.1% and 1.72% of the Company’s sales for the year ended December 31, 2010.

In November 2011 agricultural trade fair and exhibition in Yang Ling, we received approximately $7million in commitments for 2012.

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

In 2011, the budget on research and development was $0, because company is engaged in Xinjiang new facility ‘s operation and test for the last two years and do not develop any new products.

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

While we are subject to relevant environmental laws and regulations that require outlay of capital and the obtaining of relevant permits, we do not anticipate any extraordinary capital expenditures in 2012 for such purposes. We did not make any extraordinary capital expenditures in 2011 or 2010 related to compliance with environmental laws and regulations, including expenditures necessary to obtain relevant permits.

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

Employees

As of December 31, 2011, we had a total of 134 employees. Of these employees, approximately 11 were executives and senior managers, 16 were business and accounting staff, 2 were warehouse and purchasing staff, and 4 were drivers or secretaries. The balance consists of production workers. We have not experienced any work stoppages and we consider relations with our employees to be good. We are not a party to any collective bargaining agreements.

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

As of December 31, 2011, we had $935,375 of cash and cash equivalents. Although we expect that our cash and cash flow from operations will be sufficient to meet our anticipated needs for the next twelve months, if we decide to expand our business more broadly than currently estimated, or if our business grows more rapidly than we expect, we may need to raise additional financing in the future. Our ability to obtain additional funding would be subject to a number of factors, including market conditions, operational performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive, or unavailable, to us. If we are not able to obtain additional financing in the future, we will not be able to grow our business, which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

For the year ended December 31, 2011, two vendors Mei County Chun Chen Agricultural Meterial Co,. Ltd. and Fufeng Agricultural MeterialCo,.Ltd. provided 23.5% and 20.35%, respectively. For the year ended December 31, 2010, two vendors Mei County Chun Chen Agricultural Meterial Co,. Ltd. and Fufeng Agricultural MeterialCo,.Ltd. provided 25.56% and 17.28%, respectively, of our raw materials.  Although we have written agreements with these suppliers, we cannot guarantee that they will comply with the terms of our agreements, or that they will be able to deliver sufficient quantities of these raw materials in order for us to meet the increasing demand for our products. If we are not able to manufacture our products because of issues in the supply of necessary raw materials, it could have a material adverse effect on our business, financial condition and results of operations.

 Amounts indicated in our distribution contracts may not result in sales of the actual contract amount which could have an adverse effect on our financial results.

The Company enters into sales contracts with regional distributors in November ahead of the coming year. Typically, these non-exclusive distribution contracts have a one-year term and, upon signing the contract, the distributor will indicate its intent to purchase a certain quantity of our products. However, the actual demand of the products will be affected significantly by the weather conditions in the coming year.  Although have written sales contracts with these distributors, it cannot be guaranteed that the distributor will be able to place all orders as indicated in their respective contract.  A Distributor who fails to place an order for the quantity estimated under its respective contract is generally not held responsible for failing to place an order for such contractual amount.  During the fiscal years ended December 31, 2010, manufacturing and sales fell seriously short of the contract amounts as a result of the adverse weather conditions and water flooding. In fiscal 2011, written contracts existed for $4.36 million sales while actual sales were $4.12 million (approximately 94.49% of estimated sales). In fiscal 2010, written contracts existed for $7.5 million sales while actual sales were $7.28 million (approximately 96.13% of estimated sales). If any of our customers continue to not place orders for their contractually agreed upon amounts, we could experience a reduction in revenue, profitability and liquidity.

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

As is typical in the People’s Republic of China, we generally sell our products to distributors on a rolling basis. This means that there is a lag between when we deliver our products to our distributors (and recognize revenues for those shipments) and when we receive payment for those products. Typically, accounts are settled anywhere from one to two months and up to seven months after delivery of our products, although we may extend other payment terms to our distributors depending on their ability to pay. Often times, if a customer does not order additional products for delivery, we do not have significant leverage to ensure prompt payment of outstanding accounts. In addition to accounts receivables from customers, we also make advances to suppliers for the purchase of their materials. These activities expose us to risk of default. A farmer’s inability to sell his agricultural goods, or grow crops due to inclement weather, could hinder his ability to timely pay his credit obligations to our distributors, which affects their ability to make payment to us. Notably, in 2011 and 2010, many of our customers did not make payments to our company for products delivered and we no longer believe that we will be able to collect such payments. Further, we have no guarantee that our suppliers will meet their delivery obligations to our company in order for us to produce our goods in a timely fashion. As of December 31, 2011, we had accounts receivable, net of allowance for doubtful accounts, of $158,384, advances to suppliers of $498,960.  As of December 31, 2010, we had accounts receivable, net of allowance for doubtful accounts, of $147,439, advances to suppliers of $645,396, and we had allowances for doubtful accounts of $147,439. If an unexpected number of our suppliers and creditors continue to default in their obligations to us, it could have a material adverse effect on our liquidity.

 Adverse weather conditions could reduce demand for our products, which could have a negative effect on our revenues.

Demand for our products fluctuates significantly with weather conditions, which may delay the use of our products on crops or render them unnecessary at all. In addition, demand for our products is also affected by natural disasters such as floods, drought, hail, tornadoes and earthquakes. If demand for our products declines, this would have a negative effect on our revenues. In addition, in the event that crop yields are reduced for any reason, including natural disasters, farmers may default on their payments to our distributors, who, in turn, could default on their payments to our company. Further, we have no guarantee that our suppliers will meet their delivery obligations to our company in order for us to produce our goods in a timely fashion. In 2007, for example, there was unseasonably cold spring weather in Shaanxi, which was followed by a flood and drought in the third quarter of 2007. These events affected crop plantings and the use of fertilizers, which had a material adverse effect on our 2007 revenues. Further, many of our customers did not make payments to our company in 2007 for products delivered and we had allowances for doubtful accounts of $158,384 at December 31, 2011 compared to $147,439 at December 31, 2010. Continued defaults could have a negative effect on our cash flows and results of operations.

Our success depends upon the development of the People’s Republic of China’s agricultural industry.

The People’s Republic of China is currently the world’s most populous country and one of the largest producers and consumers of agricultural products. Over 40% of the People’s Republic of China’s labor force is engaged in agriculture, even though only about 14% of the land is suitable for cultivation. (Source: CIA Factbook). Although the People’s Republic of China hopes to further increase agricultural production, incomes for Chinese farmers are stagnating. Despite the Chinese government’s continued emphasis on agricultural self-sufficiency, inadequate port facilities and a lack of warehousing and cold storage facilities impedes the domestic agricultural trade. If the Chinese agricultural market does not develop, or develops slower than we expect, it could have an adverse effect on our business, financial condition and results of operations.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the currency website www.xe.com, as of December 31, 2011, $1 = 6.35 Renminbi. As we rely entirely on revenue earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Yang Ling’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Xi’an Pharmaceuticals’ business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 635 as opposed to RMB 747  prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Xi’an Pharmaceuticals has RMB 1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $635 as opposed to $747 prior to the depreciation.

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

We also maintain two separate factories in Yang Ling, China, situated at differing locations within the Yang Ling Agriculture High-Tech Industries Demonstration Zone. These two factories occupy an aggregate of approximately 56,745 square meters of land and contain our three production lines, as well as office buildings, warehouses and two research laboratories. These leases require monthly rental payments of $2,734 and the leases expire in 2013.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2010	$0.77	$0.23
2nd Quarter 2010	$0.79	$0.23
3rd Quarter 2010	$0.81	$0.39
4th Quarter 2010	$0.60	$0.39
1st Quarter 2011	$0.80	$0.41
2nd Quarter 2011	$1.00	$0.38
3rd Quarter 2011	$0.47	$0.27
4th Quarter 2011	$0.45	$0.30

As of March 31, 2012, there were approximately 1631 holders of record of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

 The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors under its stock option and incentive plans.

Equity Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,800,000	$0	-
Equity compensation plans not approved by security holders
Total	2,800,000	$0	-

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

Accordingly, we established a reserve for the annual contribution of 10% of net income to the welfare fund, and the amount included in the statutory reserve for the years ended December 31, 2011 and 2010 amounted to $0 and $0, respectively.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSISOF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following information should be read in conjunction with our selected consolidated financial and operating data and the accompanying consolidated financial statements and related notes thereto included elsewhere in this annual report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in “Risk Factors” and “Note Regarding Forward Looking Statements.” Virtually all of our revenues and expenses are denominated in Renminbi ("RMB"), the currency of the People's Republic of China. Because we report our financial statements in U.S. dollars, we are exposed to translation risk resulting from fluctuations of exchange rates between the RMB and the U.S. dollar. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A devaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. See “Risk Factors.” We do not engage in currency hedging and to date, inflation has not had a material impact on our business.  Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2011 and 2010 and for the two-year period ended December 31, 2011.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for us beginning on January 1, 2012.  The adoption of ASU 2011-04 is not expected to significantly impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to significantly impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for us for our annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to significantly impact our consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, "Balance Sheet (topic 210): Disclosures about Offsetting Assets and Liabilities," ("ASU 2011-11"). ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. The adoption of these provisions does not have a material impact on the Company's consolidated statements.

Results of Operations

Year Ended December 31, 2011 as Compared to Year Ended December 31, 2010

	Years Ended
	December 31,		Change
	2011	2010		$	%

Revenue	$7,684,778	$6,595,178	$1,089,600		16.5

Cost of revenue	5,608,858	5,741,812	(132,954)		(2.3)

Gross profit	2,075,920	853,366	1,222,554		143.3

Operating expenses
Selling expenses	844,903	439,184	405,719		92.4
General and administrative expenses	3,491,847	4,558,294	(1,066,447)		(23.4)
Total operating expenses	4,336,750	4,997,478	(660,728)		(13.2)

Loss from operations	(2,260,830)	(4,144,112)	1,883,282		(45.4)

Non-oparating income (expense):
Other income (expense)	(111,757)	(5,641)	(106,116)		1,881.2
Interest income	207,962	72,216	135,746		188.0
Interest expense	(145,747)	(92,856)	(52,891)		57.0
Total non-operating income(expense)	(49,542)	(26,281)	(23,261)		88.5

Net loss	$(2,310,372)	$(4,170,393)	$1,860,021		(44.6)

Revenue:  We generated revenue of $7,684,778 for the year ended December 31, 2011, an increase of $1,089,600 or 16.5%, compared to $6,595,178 for the year ended December 31, 2010.  The increase in revenue is primarily attributable to Bodisen’s Xinjiang facility started production and generated revenue in the latter half of 2011.

Gross Profit:  We generated a gross profit of $2,075,920 for the year ended December 31, 2011, an increase of $1,222,554 or 143.3%, compared to $853,366 for the year ended December 31, 2010.  Gross margin (gross profit as a percentage of revenue), was 27.0% for the year ended December 31, 2011, compared to 12.9% for the year ended December 31, 2010.  The increase in the gross margin percentage was primarily attributable to the release of deferred revenue under cost recovery method which is affected by  the timing of collections of our accounts receivable, offset by higher costs for raw materials and reduced productivity.

Selling Expenses:  Aggregated selling expenses accounted for $844,903 of our operating expenses for the year ended December 31, 2011, an increase of $405,719 or 92.4%, compared to $439,184 for the year ended December 31, 2010.  The increase in our aggregated selling expenses is primarily attributable to an increase in marketing promotion and advertising programs in an effort to increase sales volume which increased by approximately $365,000 from 2010 to 2011.

General and Administrative Expenses:  General and administrative expenses accounted for $3,491,847 of our operating expenses for the year ended December 31, 2011, a decrease of $1,066,447 or 23.4%, compared to $4,558,294 for the year ended December 31, 2010.  The decrease is principally due to:

i)
a decrease in our bad debt expense (due to the Company’s straightening its control policy over credit extended to customers) during 2011 compared to 2010 of approximately $273,000 and a write off of a $735,500 deposit in 2010.  We experience no such write off in 2011.

ii)
significant repairs work on the Company’s production lines was incurred in October 2011 due to the age of the production lines and repair costs totaling $774,000 were incurred.  Had no such repair expenses been incurred in the year 2011, the Company’s loss for the year would have been reduced by the amount of $774,000.

iii)	issuance of common stock to key employees and consultants value at $1,400,000 in 2010. No such expense in 2011.
iv)	an increase in depreciation (due to transfer of construction in progress to property and equipment in December, 2010) during 2011 compared to 2010 of approximately $663,000.

Non Operating Income and Expenses:  We had total non-operating expenses of $49,542 for the year ended December 31, 2011, a change of $23,261 compared to $26,201 for the year ended December 31, 2010. The decrease is principally due to:

i)	an increase in other expenses due to loss on disposal of property and equipment during 2011 of approximately $117,000.
ii)	an increase in interest income (due to issue of note receivable in July 2010) during 2011 compared to 2010 of approximately $135,000.
iii)	an increase in interest expenses (due to increase in bank loan in March, 2010) during 2011 compared to 2010 of approximately $52,800.

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

As of December 31, 2011, we had $935,375 of cash compared to $3,675,209 as of December 31, 2010.

Cash balance decreased to $935,375 as of December 31, 2011 as compared with $3,675,209 as of December 31, 2010 due to raw material costs increased significantly during the year, for the purpose of cost reduction, the Company has implemented a policy. In light of anticipated rising prices on raw materials to build up a higher reserve of raw materials inventory through careful procurements.  This has a negative impact on the cash balance.  On November 17, 2011, the chairman issued an undertaking that the chairman will give his every endeavor and best effort to obtain necessary and adequate funding to meet the Company’s financial obligations as and when they are required thereby warranting that the manufacturing operations of the Company will not be affected.

Cash Flows

Operating:  We used $2,816,911 of cash for operating activities for the year ended December 31, 2011 compared to $721,879 of cash used in operating activities for the year ended December 31, 2010.  The cash used in operating consisted of a net loss of $2,310,372, net of decrease in deferred revenue $1,101,280, offset by non cash expenses of depreciation and amortization of $1,832,487 and bad debt expense of $722,965.  In preparation for greater sales, we increased inventory by $892,486. Accounts payables were paid down resulting in a decrease in cash of $590,891.

Investing:  Our investing activities provided $142,114 of cash for the year ended December 31, 2011, representing the addition of property and equipment of $12,686 and proceeds from note receivable of $154,800 compared to cash used in investing activities of $2,038,316 for the year ended December 31, 2010, representing the addition of property and equipment of $558,416 and proceeds from a bank loan of $1,479,400.

Financing.  Our financing activities used $154,800 of cash as a result of the partial repayment of a bank loan for the year ended December 31, 2011 compared to $1,479,400 provided by financing activities for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements except for the remaining pre-payments under the land-lease arrangement described above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.CHANGES IN ANDDISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On September 6, 2011, the Company was notified that its principal independent accountant, Acquavella, Chiarelli, Shuster, Berkower& Co., LLP (“ACSB”), had resigned its engagement with the Company, effective immediately.

No report of ACSB on the Company’s financial statements for the fiscal years ended December 31, 2009 and 2010 and through September 6, 2011 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended December 31, 2009 and 2010 and through September 6, 2011: (i) there were no disagreements with ACSB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to ACSB’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (ii) ACSB did not advise the Company of any of the events requiring reporting under Item 304(a)(1) of Regulation S-K.

The Company provided ACSB with a copy of the disclosure contained herein, and requested ACSB to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements made by the Company herein and, if not, stating the respects in which it does not agree.  A copy of this letter, dated September 9, 2011, from ACSB to the Securities and Exchange Commission is filed as Exhibit 16.1 to this Annual Report on Form 10-K and incorporated herein by reference.

On October 11, 2011, the board of directors of the Company ratified and approved the Company's engagement of Clement C. W. Chan & Co. (“Clement”) as independent auditors for the Company and its subsidiaries.

During the years ended December 31, 2010 and 2009 and through October 11, 2011, neither the Company nor anyone on its behalf consulted Clement regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1) of Regulation S-K (there being none).

 ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Lin Wang, our Chief Executive Officer, and Junyan Tong, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mssrs. Bo and Tong concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2011.

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

During management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) a lack of segregation of duties within accounting functions, (iii) our internal risk assessment functions, and (iv) our communication functions. Management believes that these deficiencies amount to a material weakness that render our internal controls over financial reporting ineffective as of December 31, 2011.

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

•
We have committed to the establishment of effective internal audit functions and have instituted various anti-fraud control and financial and account management policies and procedures to strengthen our internal controls over financial reporting.  Due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of 2011. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

•
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

•
As of the fiscal year ended December 31, 2011, we have not yet established an effective risk assessment system that enables us to collect related information comprehensively and systematically, assess risks in a timely, realistic manner, and take appropriate measures to control risks effectively. The Company is working with its outside consultant to devise an effective risk assessment system and our Chief Financial Officer Junyan Tong is responsible for overseeing such measures.

•
As of the fiscal year ended December 31, 2011, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer, Mr. Tong, will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2011.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our executive officers and directors as of March 30, 2012:

Name	Age	Position
Bo Chen	53	Chairman
Lin Wang	44	Chief Executive Officer, President and Director
Junyan Tong	39	Chief Financial Officer
Chuangjun Yang	37	Chief Operating Officer
Chenglin Guo	42	Director
Qiong Wang	47	Director

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Bo Chen, Chairman; and Director of our subsidiary, Yang Ling - Mr. Chen is one of Bodisen’s original founders and stockholders. He has served as Bodisen’schairman since January 5, 2007, as chief executive officer from  January 5, 2007 through April 29, 2011, and as president from 2004 through April 29, 2011. From August 1997 to August 2001, Mr. Bo Chen was Chief Operations Officer and Chief Technology Officer of Shaanxi Bodisen Chemical Co., Ltd. From July 1994 to December 1997, he was the Chief Executive Officer and President of Yang Ling Shikanglu Chemurgical Technology Development Co., Ltd. Mr. Chen received his Bachelor of Science degree from ShaanxiNormalCollege in July 1984.

Lin Wang, Chief Executive Officer, and President - Mr. Lin Wang has served as chief executive officer and president of Bodisen since April 29, 2011 . Mr. Wang Lin has been general manager of Bodisen Biotech, Inc. since 1999. From 1997 to 1999, Mr. Wang worked atYangling Kangyuan Agricultural Chemical Co. Ltd, a fertilizer company where he was general manager. Mr. Wang graduated from Northwest Agriculture University in 1989. Mr. Wang Lin holds an agronomist certification.

Junyan Tong, Chief Financial Officer of Bodisen and Yang Ling - Promoted to the position of Chief Financial Officer on June 4, 2007. Since 2005, Ms. Tong was serving as the Company’s Assistant Chief Financial Officer. From 1998-2002, Ms. Tong was Chief Financial Officer of Shenzhen Rongxun Industry Co., Ltd, a fitness equipment manufacturing company, where she was in charge of banking, tax matters, foreign currency issues, general ledgers, budgeting and financial analysis. From 1995-1998, Ms. Tong served as Financial Manager of Guangdong Zhongyunhui Electric Co., Ltd., a telecommunications company. There, Ms. Tong was responsible for cost control, budgeting and foreign currency issues. From 1991-1995, Ms. Tong was Accounting Manager at Guangdong Dongguan Anbao Industry Co., Ltd., a China-based electronics appliance company. As Accounting Manager, Ms. Tong handled financial statements, general ledger and cost control matters. Ms. Tong holds a degree in financial management from Harbin Economic Management Institute

Chuangjun Yang, Chief Operating Officer of Bodisen.  Mr. Yang was appointed as chief operating officer of Bodisen on April 29, 2011.  Mr. Yang has worked at Bodisen Biotech, Inc. since 2003, holding various positions including accounting department manager and assistant to the President.  From 2002 to 2003, Mr. Yang was an accounting manager at Wugong Shenguo Co. Ltd., a beverage company.  Mr. Yang graduated from Northwest Technology University in 1996 with a degree in accounting.

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

Qiong Wang, Director of Bodisen; Director of Yang Ling - Mrs. Qiong Wang has served as a Director of Bodisen since the merger of Bodisen Holding and Bodisen International and she has been on the board of Yang Ling since Yang Ling was founded in August 2001. She also served as the Chairman of the Board of Bodisen Biotech, Inc. until January 5, 2007. Mrs. Wang Qiong has over 10 years experience in the fertilizer and chemical industry. From 1997 to May 2001, she was the Chief Executive Officer and President of Shaanxi Bodisen Chemical Co., Ltd., which changed its name to Yang Ling Bodisen Biology Science and Technology Development Company Limited on August 31, 2001. From May 1996 to December 1997, she was the President of Yang Ling Kangyuan Agricultural Chemical Company, a company dedicated to the research and development of agricultural products. Mrs. Wang Qiong graduated from North-West Agronomy College, with a Bachelor of Science degree in 1986.

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

The board and its committees held the following number of meetings during the fiscal year of 2011:

Board of Directors	4
Compensation Committee	2
Nominating Committee	2

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year. Our non-management directors did not meet in executive session during 2011.

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

Family Relationships

Mr. Bo Chen and Mrs.Qiong Wang are husband and wife. Mrs. Qiong Wang and Mr. Ying Wang are brother and sister.

Nominating Procedures

During 2011 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table contains information concerning the compensation of our executive officers and other most highly compensated executive officers for the fiscal year ended December 31, 2011.

Summary Compensation Table

Name And Principal Position (a)	Year (b)	Salary(1) ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen- sation ($) (g)	Nonqualified Deferred Compen- sation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lin Wang, Chief Executive Officer	2011	$3,780	—	—	—	—	—	—	$3,780

Bo Chen	2011	$9,448	—	—	—	—	—	—	$9448
Former President and Chief Executive Officer	2010	8,842	—	—	—	—	—	—	$8,842

 (1) All compensation for the officers identified in this table was paid in Chinese Renminbi, and is expressed in U.S. dollars based on the exchange rate in effect as of the last day of the relevant period. The exchange rates between the Renminbi and the U.S. dollar was 6.8 Renminbi to every one U.S. dollar at December 31, 2011 and 2010, respectively.

Outstanding Equity Awards at Fiscal Year-End

 There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2011.

 Compensation of Directors

Directors of the Company did receive compensation for their services and reimbursement for their expenses as determined by the Board of Directors from time to time.

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) I	Option Awards ($) (d)	Non-Equity Incentive Plan Compen- sation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Bo Chen	2011	-	-	-	-	-	-	-
Qiong Wang	2011	7,559	-	-	-	-	-	7,559
Chenglin Guo	2011	0	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 30, 2012, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent of our common stock; (ii) each of our current executive officers and directors; and (iii) our current directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)
Lin Wang	0	*
Bo Chen (3)	1,810,000	8.41%
Qiong Wang (3)	1,810,000	8.41%
Junyan Tong	0	*
ChenglinGuo	0	*
All officers and directors as a group (5 persons)	1,810,000	8.41%
*5% Shareholder Ana G. Brandt c/o LaRue Brandt 789 Meadow Brook Lane, Chambersburg, PA17201	1,560,000	7.25%

*	Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Bodisen Biotech, Inc., Room 2001, FanMei Building, No. 1 NaguanZhengjie, Xi’an, Shaanxi, China, 710068.

(2)
Applicable percentage ownership is based on 21,510,250 shares of common stock outstanding as of March 30, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of March 30, 2012, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2012, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Bo Chen, Chairman, and Qiong Wang, chief executive officer, president and director, are husband and wife.  The shares reflected as being owned by Mr. Chen and Ms. Wang represent (i) 890,000 shares owned by Mr. Chen and (ii) 920,000 shares owned by Ms. Wang.   Each of Mr. Chen and Ms. Wang disclaims beneficial ownership in the shares of beneficially owned by the other.

(4)	Based on information in a Schedule 13D filed with the SEC which provided beneficial ownership asof December 8, 2011.

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for each of the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit our annual financial statements and review of the financial statements included our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees	$98,311	$99,900
Audit Related Fees	$39,312	40,917
Tax Fees	39,875	-
All Other Fees	-	-
Total	$177,498	$140,817

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
16.1
Letter dated September 9, 2011 from Acquavella, Chiarelli, Shuster, Berkower& Co., LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on September 12, 2011).

21.1	Schedule of Subsidiaries.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
EX-101.INS	XBRL INSTANCE DOCUMENT**
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT**
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE**
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

* Filed herewith
** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bodisen Biotech, Inc.

April 17, 2012	By:	/s/ Lin Wang
Lin Wang
Chief Executive Officer, President and Director (Principal Executive Officer)

April 17, 2012	By:	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bo Chen
Bo Chen	Chairman	April 17, 2012

/s/ Lin Wang
Lin Wang	Chief Executive Officer, President and Director (Principal Executive Officer)	April 17, 2012

/s/ Junyan Tong
Junyan Tong	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2012

/s/ Chenglin Guo
Chenglin Guo	Director	April 17, 2012

/s/ Qiong Wang
Qiong Wang	Director	April 17, 2012

Bodisen Biotech, Inc. and Subsidiaries
Consolidated Financial Statements
For The Years Ended December 31, 2011 and 2010

Contents

Page
Report of Independent Registered Public Accounting Firm

Report of Clement C.W. Chan & Co.	F-1

Report of Acquavella, Chiarelli, Shuster, Berkower & Co., LLP	F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations and Other Comprehensive Loss
for the years ended December 31, 2011 and 2010	F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2011 and 2010	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bodisen Biotech, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bodisen Biotech, Inc. and Subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity and cash flows for the year then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bodisen Biotech, Inc. and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Clement C.W. Chan & Co.
Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen's Road East, Wanchai, Hong Kong
April 13, 2012

ACSB 517 Route One Iselin, New Jersey 08830 732. 855.9600 Fax:732.855.9559 www.acsbeo.com	Acquavella, Chiarelli, Shuster, Berkower & Co., LLP Certified Public Accountants and Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bodisen Biotech, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Bodisen Biotech, Inc. and Subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of income and other comprehensive income, stockholders` equity and cash flows for the year ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provids a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bodisen Biotech, Inc. and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

New York, New York
April 14, 2011

New York	●	New Jersey	●	San Francisco	●	Los Angeles	●	Cayman Islands

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	Notes	2011	2010

ASSETS

CURRENT ASSETS:
Cash		$935,375	$3,675,209
Accounts receivable and other receivable, net of allowance for
doubtful accounts of $158,384 and $1,005,992	2	3,840,546	4,499,673
Other receivables		19,215	9,185
Note receivable	3, 7	1,415,700	1,517,000
Inventory	4	2,149,262	1,198,134
Advances to suppliers	2	498,960	665,765
Prepaid expense and other current assets		6,944	8,598

Total current assets		8,866,002	11,573,564

PROPERTY AND EQUIPMENT, net	2	22,003,784	22,870,340
MARKETABLE SECURITY, AVAILABLE-FOR-SALE	5	1,211,154	8,780,867
INTANGIBLE ASSETS, net	6	4,852,720	4,813,409

TOTAL ASSETS		$36,933,660	$48,038,180

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable		$702,253	$1,256,681
Accrued expenses		81,437	811,181
Deferred revenue	2	556,449	1,615,865
Bank loan	3, 7	1,415,700	-

Total current liabilities		2,755,839	3,683,727

Long-term bank loan		-	1,517,000

TOTAL LIABILITIES		2,755,839	5,200,727

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
nil issued and outstanding		-	-
Common stock, $0.0001 per share; 30,000,000 shares authorized
21,510,250 and 21,510,250 shares issued and outstanding		2,151	2,151
Additional paid-in capital		35,345,542	35,345,542
Accumulated other comprehensive income	2	8,876,044	15,225,304
Statutory reserve	10	4,314,488	4,314,488
Retained Earnings		(14,360,404)	(12,050,032)
Total stockholders' equity		34,177,821	42,837,453

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$36,933,660	$48,038,180

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Revenue	$7,684,778	$6,595,178

Cost of revenue	5,608,858	5,741,812

Gross profit	2,075,920	853,366

Operating expenses
Selling expenses	844,903	439,184
General and administrative expenses	3,491,847	4,558,294
Total operating expenses	4,336,750	4,997,478

Loss from operations	(2,260,830)	(4,144,112)

Non-operating income (expense):
Other income (expense)	(111,757)	(5,461)
Interest income	207,962	72,216
Interest expense	(145,747)	(92,956)
Total non-operating income	(49,542)	(26,201)

Net loss	(2,310,372)	(4,170,313)

Other comprehensive loss
Foreign currency translation gain	1,220,453	1,146,420
Unrealized gain (loss) on marketable equity security	(7,569,713)	605,577

Comprehensive loss	$(8,659,632)	$(2,418,316)

Weighted average shares outstanding :
Basic	21,510,250	18,825,318
Diluted	21,510,250	18,825,318

Loss per share:
Basic	$(0.11)	$(0.22)
Diluted	$(0.11)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2011

				Accumulated
				Other			Total
	Common Stock		Additional Paid	Comprehensive	Statutory	Accumulated	Stockholders'
	Shares	Amount	in Capital	Income	Reserve	Deficit	Equity
Balance, December 31, 2009, as restated	18,710,250	$1,871	$33,945,822	$13,473,307	$4,314,488	$(7,879,719)	$43,855,769

Common stock issued for services	2,800,000	280	1,399,720	-	-	-	1,400,000

Change in foreign currency translation gain	-	-	-	1,146,420	-	-	1,146,420

Change in unrealized gain on marketable equity security, net of tax	-	-	-	605,577	-	-	605,577

Net loss	-	-	-	-	-	(4,170,313)	(4,170,313)

Transfer to statutory reserve	-	-	-	-	-	-	-

Balance, December 31, 2010	21,510,250	2,151	$35,345,542	15,225,304	4,314,488	(12,050,032)	42,837,453

Change in foreign currency translation gain	-	-	-	1,220,453	-	-	1,220,453

Change in unrealized loss on marketable equity security, net of tax	-	-	-	(7,569,713)	-	-	(7,569,713)

Net loss	-	-	-	-	-	(2,310,372)	(2,310,372)

Transfer to statutory reserve	-	-	-	-	-	-	-

Balance, December 31, 2011	21,510,250	$2,151	$35,345,542	$8,876,044	$4,314,488	$(14,360,404)	$34,177,821

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,310,372)	$(4,170,313)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,832,487	924,633
Allowance for of bad debts/write offs	722,965	1,221,393
Common stock issued for services	-	1,400,000
(Increase) / decrease in assets:
Accounts receivable	89,152	(3,803,357)
Other receivables	(9,536)	17,563
Inventory	(892,486)	(168,920)
Advances to suppliers	188,339	(102,930)
Prepaid expense	1,941	966,730
Increase / (decrease) in current liabilities:
Accounts payable	(590,891)	1,153,772
Accrued expenses	(54,650)	628,388
Deferred revenue	(1,101,280)	1,211,162
Other payables	(692,580)	-
Net cash used in operating activities	(2,816,911)	(721,879)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(12,686)	(558,916)
Payment on note receivable	154,800	-
Issuance of note receivable	-	(1,479,400)

Net cash provided by (used in) investing activities	142,114	(2,038,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable	-	1,479,400
Payment on note payable	(154,800)	-

Net cash (used in) provided by financing activities	(154,800)	1,479,400

Effect of exchange rate changes on cash and cash equivalents	89,763	131,869

NET DECREASE IN CASH	(2,739,834)	(1,148,926)

CASH, BEGINNING OF PERIOD	3,675,209	4,824,135

CASH, END OF PERIOD	$935,375	$3,675,209

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$145,747	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of construction in process to property and equipment	$-	$10,793,047

 The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2011 AND 2010
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

Contingencies

Certain conditions may exist as of the date the financial statements are issues, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel asses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.  There were no contingencies of the type as of December 31, 2011 and 2010.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but it is reasonably possible, or is probable but cannot be estimated, then the nature of the contingency liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.  There were no contingencies of this type as of December 31, 2011 and 2010.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2011 AND 2010

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Allowance for doubtful accounts as of December 31, 2011 and 2010 were $158,384 and $1,005,992, respectively.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at December 31, 2011 and 2010, respectively:

	2011	2010
Operating equipment	$10,500,004	$10,181,140
Vehicles	633,860	617,703
Office equipment	76,011	98,420
Buildings	15,432,646	15,016,045
	26,642,521	25,913,308
Less accumulated depreciation	(4,638,737)	(3,042,968)
Property and equipment, net	$22,003,784	$22,870,340

Depreciation expense for the years ended December 31, 2011 and 2010 was $1,696,310 and $703,637, respectively.

During the year ended December 31, 2010, there was $10,793,047 transferred from construction in progress to property and equipment.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2011 AND 2010

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2011 and 2010, there was no impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of Rights to use land and Fertilizers proprietary technology rights. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the years ended December 31, 2011 and 2010.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents,  accounts receivable, other receivables, notes receivable, advances to suppliers and accounts payable, the carrying amounts approximate their fair values due to their short maturities. In addition, the Company has a note payable with financial institutions. The carrying amount of note payable approximates its fair values based on current rates of interest for instruments with similar characteristics.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2011 AND 2010

The following table represents our assets and liabilities by level measured at fair value on a recurring basis as of December 31, 2011 and 2010.

December 31, 2011

Description	Level 1	Level 2	Level 3
Assets
Marketable securities	$1,211,154	$-	$-

December 31, 2010

Description	Level 1	Level 2	Level 3
Assets
Marketable securities	$8,780,867	$-	$-

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

Revenue Recognition and Deferred Revenue

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. For the years ended December 31, 2011 and 2010, the Company incurred advertising expenses of $716,337 and $351,352, respectively.

Shipping and Handling Costs

Shipping and handling costs consist primarily of transportation charges for delivery of goods to customers and are included in selling, general and administrative expenses.  The Company expenses all shipping cost when they are incurred.  For the years ended December 31, 2011 and 2010, the Company incurred transportation charges of $50,121 and $32,513, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  The Company recognizes in the statement of operations the fair value at the vesting date for stock options and other equity-based compensation issued to non-employees. There were no options outstanding as of December 31, 2011.

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
FOR THE YEARS ENDED DECMEBER 31, 2011 AND 2010

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $10,494,622 and $9,274,169 at December 31, 2011 and 2010, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the year ended December 31, 2011 other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains (loss) of $1,220,453 and $1,146,420, and unrealized gain (loss) on marketable equity security of $(7,569,713) and $605,577, respectively.  A detail of accumulated other comprehensive income is summarized below:

			Total
			Other
	Foreign	Unrealized	Comprehensive
	Currency	Gain (loss)	Income
Balance, December 31, 2009	8,127,749	5,345,558	13,473,307
Adjustments	1,146,420	605,577	1,751,997
Balance, December 31, 2010	9,274,169	5,951,135	15,225,304
Adjustments	1,220,453	(7,569,713)	(6,349,260)
Balance, December 31, 2011	$10,494,622	$(1,618,578)	$8,876,044

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no options as of December 31, 2011 and 2010 that were excluded from the diluted loss per share calculation due to their exercise price being greater than the Company’s average stock price for the year.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2011 AND 2010

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of ASU 2011-04 is not expected to significantly impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to significantly impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to significantly impact the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," ("ASU 2011-11"). ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This new guidance is to be applied retrospectively. The adoption of these provisions does not have a material impact on the Company's consolidated statements.

Note 3 – Note Receivable

The note receivable is unsecured; bears interest at 9.1% per annum and was originally due on March 25, 2011, but extended to January 31, 2012.  The note receivable  was repaid in full, subsequent to the balance sheet date, in January 2012.  Proceeds from the repayment were used to pay back the bank loan (See Note 7).

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2011 AND 2010

Note 4 – Inventory

Inventory at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Raw materials	$638,879	$563,088
Packaging	74,342	45,288
Finished goods	1,436,041	589,758
	$2,149,262	$1,198,134

Note 5 – Marketable Security

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  The Company had written down the value of this investment by $987,860 at December 31, 2008.  This investment was originally accounted for under the equity method and the Company recorded equity income in this investment through September 30, 2009.  During the fourth quarter of 2009, Jiali was purchased by China Pediatric Pharmaceuticals, Inc. (“China Pediatric”), a public company.  After the transaction, the Company owned 18.8% (or 2,018,590 shares) of China Pediatric.  The Company then changed the accounting method for the investment from the equity method to the fair value method.  At the date of the change, the investment was valued at $2,829,732.  As of December 31, 2011 and 2010, the fair value of the investment is $1,211,154 and $8,780,867, respectively, which is reflected in the consolidated balance sheet.  The Company recognized an unrealized (loss) gain of $(7,569,713) and $605,577 for the years ended December 31, 2011 and 2010, respectively, which is reflected in accumulated other comprehensive income in the consolidated statement of stockholder’s equity.

Note 6– Intangible Assets

Net intangible assets at December 31, 2011 and 2010 were as follows:

Rights to use land	$5,365,705	$5,174,682
Fertilizers proprietary technology rights	1,258,400	1,213,600
	6,624,105	6,388,282
Less accumulated amortization	(1,771,385)	(1,574,873)
Intangibles, net	$4,852,720	$4,813,409

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

The Company acquired Fluid and Compound Fertilizers proprietary technology rights on January 1, 2001 with a life ended December 31, 2011. The amortization of Fertilizers proprietary technology rights was over a period of ten years and was amortized in full during the year 2011.

On July 15, 2008, the Company entered into a 50 year land rights agreement.

Amortization expense for the Company’s intangible assets amounted to $136,177 and $220,996 for the year ended December 31, 2011 and 2010, respectively.  Amortization of intangible assets for the next five years are as follows:

Year End	Amount
2012	$118,686
2013	118,686
2014	118,686
2015	118,686
2016	118,686
Thereafter	4,259,290
$4,852,720

Note 7 – Bank Loan

On March 19, 2010, the Company obtained a bank loan for 10,000,000 RMB (approximately $1,517,000).  The loan bears an 8.1% annual interest rate, matures on March 19, 2012 and is secured by the Company’s rights to use land and facility.  At December 31, 2011, the balance of this loan was 9,000,000 RMB (approximately $1,415,700).  Subsequent to the balance sheet date, the entire amount due was repaid in full out of the settlement from note receivable (See Note 3).

Note 8 – Stockholders Equity

Common stock

On December 16, 2010, the Company issued 2,800,000 shares of common stock to certain officers, key employees and consultants for services rendered.  The Company recorded the value of the common stock issued based on the closing market price of the Company’s stock on the date of issuance as stock based compensation of $1,400,000.

There was no such stock based compensation incurred during the year ended December 31, 2011.

Stock Options

Following is a summary of the stock option activity:

Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding at December 31, 2009	426,000	1.07	$-
Granted	-
Canceled	-
Exercised	-
Outstanding at December 31, 2010	426,000	1.07	$-
Granted	-
Canceled/expired	(426,000)	$1.07
Exercised	-
Outstanding at December 31, 2011	-	$	$-
Exercisable at December 31, 2011	-	$	$-

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2011 AND 2010

Note 9 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations.  The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan.  The total expense for the above plan were $0 for the years ended December 31, 2011 and 2010.  The Company has recorded welfare payable of $0 at and December 31, 2011 and 2010.

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

The Company did not appropriate a reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2011 and 2010.

Note 11 – Factory Location and Lease Commitments

The Company’s principal executive offices are located in the Shaanxi province, People’s Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. The Company leases its office premises under an operating lease agreement that requires monthly rental payments of $2,734 and the leases expire in 2013.

Future minimum lease payments under operating leases for the year ended December 31 are as follows:

Year	Amount
2012	$32,808
2013	4,000
$36,808

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2011 AND 2010

 Note 12 – Current Vulnerability Due to Certain Concentrations

Two vendors provided 23% and 21% of the Company’s raw materials for the year ended December 31, 2011 and two vendors provided 24%, and 15% of the Company’s raw materials for the year ended December 31, 2010.

Two customers accounted for 17% and 12% of the Company’s sales for the year ended December 31, 2011. Two customers accounted for 12% and 9% of the Company’s sales for the year ended December 31, 2010.

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

Note 13 – Income Taxes

At December 31, 2011, the Company has available for US and China income tax purposes a net operating loss carry forward of approximately $5,800,000 and $6,600,000, respectively that begin to expire in 2019 and 2022, respectively.  These net operating loss carry forwards may be used to offset future taxable income.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.    All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.  Currently the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

At December 31, 2011 and 2010, the significant components of the deferred tax assets (liabilities) are summarized below:

	December 31,
	2011	2010

Deferred tax assets:
Net operating loss - United States	$1,985,000	$1,880,000
Net operating loss - China	1,651,000	1,078,000
Unrealized investment loss	405,000	-
Deferred revenue	139,000	-
Allowance for doubtful accounts	40,000	251,000
Total deferred tax assets	4,220,000	3,209,000
Deferred tax liability:
Unrealized investment gain	-	(1,488,000)
Total deferred liability	-	(1,488,000)
Net deferred tax asset	4,220,000	1,721,000
Less valuation allowance	(4,220,000)	(1,721,000)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010

Federal income tax rate	-34.0%	-34.0%
Foreign tax rate difference	9.0%	9.0%
Use of prior year NOLs	0.0%	0.0%
Increase in valuation allowance	25.0%	25.0%
Effective income tax rate	0.0%	0.0%

Note 14 – Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.  The Company is currently not aware of any such legal proceedings or claims that it believes would or could have, individually or in the aggregate, a material adverse affect on the Company’s business, financial condition, results of operations or liquidity.

Note 15 – Chairman Financial Undertaking

On November 17, 2011, the Chairman issued an undertaking that the Chairman will give his every endeavor and effort to obtain necessary and adequate fundings to meet the Company’s financial obligations as when they are required thereby warranting that the manufacturing operations of the Company will not be affected.

Note 16 – Subsequent Events

Pursuant to ASC 855-10, the Company has evaluated all events or transactions that occurred from October 1, 2011, through the filing with the SEC.  Except as set out below, the Company did not have any material recognizable subsequent events during this period:

The Company's note receivable balance of RMB 9,000,000 (approximately $1,415,700) was repaid in full in January 2012. The proceeds from the repayment were used to pay back the Company’s bank loan balance of RMB 9,000,000 (approximately $1,415,700) in March 2012.