Form 10-Q
period 2012-03-31
BODISEN BIOTECH, INC
filed 2012-05-18
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 10, 2012: 21,510,250.

ITEM 1.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
	Notes	2012	2011
		(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash		$382,022	$935,375
Accounts receivable and other receivable, net of allowance for
doubtful accounts of $303,013 and $158,384	2	1,785,047	3,840,546
Other receivables		4,178	19,215
Note receivable	3, 7	79,150	1,415,700
Inventory	4	3,090,113	2,149,262
Advances to suppliers	2	695,956	498,960
Prepaid expense and other current assets	2	653,441	6,944

Total current assets		6,689,907	8,866,002

PROPERTY AND EQUIPMENT, net	2	21,754,616	22,003,784
MARKETABLE SECURITY, AVAILABLE-FOR-SALE	5	3,603,183	1,211,154
INTANGIBLE ASSETS, net	6	4,856,109	4,852,720

TOTAL ASSETS		$36,903,815	$36,933,660

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable		$683,589	$702,253
Accrued expenses		52,744	81,437
Deferred revenue	2	369,837	556,449
Bank loan	3, 7	-	1,415,700

Total current liabilities		1,106,170	2,755,839

Long-term bank loan		-	-

TOTAL LIABILITIES		1,106,170	2,755,839

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
nil issued and outstanding		-	-
Common stock, $0.0001 per share; 30,000,000 shares authorized
21,510,250 and 21,510,250 shares issued and outstanding		2,151	2,151
Additional paid-in capital		35,345,542	35,345,542
Accumulated other comprehensive income	2	11,479,028	8,876,044
Statutory reserve	10	4,314,488	4,314,488
Accumulated deficit		(15,343,564)	(14,360,404)
Total stockholders' equity		35,797,645	34,177,821

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$36,903,815	$36,933,660

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
 OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)

Revenue	$1,080,966	$1,024,677

Cost of revenue	752,342	479,217

Gross profit	328,624	545,460

Operating expenses
Selling expenses	501,628	683,897
General and administrative expenses	818,609	516,610
Total operating expenses	1,320,237	1,200,507

Loss from operations	(991,613)	(655,047)

Non-operating income (expense):
Other income (expense)	(612)	(229)
Interest income	20,376	48,067
Interest expense	(11,311)	(34,150)
Total non-operating income	8,453	13,688

Net loss	(983,160)	(641,359)

Other comprehensive loss
Foreign currency translation gain	210,955	222,439
Unrealized gain (loss) on marketable equity security	2,392,029	(4,743,687)
Total other comprehensive income (loss)	2,602,984	(4,521,248)

Comprehensive income (loss)	$1,619,824	$(5,162,607)

Weighted average shares outstanding :
Basic	21,510,250	21,510,250
Diluted	21,510,250	21,510,250

Loss per share:
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(983,160)	$(641,359)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	425,281	432,138
Allowance for of bad debts/write offs	143,803	3,298
(Increase) / decrease in assets:
Accounts receivable	1,938,738	111,727
Other receivables	15,178	(13,858)
Inventory	(928,359)	(504,557)
Advances to suppliers	(194,068)	(304,849)
Prepaid expense	(647,270)	(4,301)
Increase / (decrease) in current liabilities:
Accounts payable	(23,091)	(12,030)
Accrued expenses	(33,909)	(3,497)
Deferred revenue	(190,390)	(369,258)
Other payables	4,730	(645,968)
Net cash used in operating activities	(472,517)	(1,952,514)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(8,242)	(525)
Proceeds from repayment of note receivable	1,347,250	-

Net cash provided by (used in) investing activities	1,339,008	(525)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loan	(1,426,500)	-

Net cash used in financing activities	(1,426,500)	-

Effect of exchange rate changes on cash and cash equivalents	6,656	17,529

NET DECREASE IN CASH	(553,353)	(1,935,510)

CASH, BEGINNING OF PERIOD	935,375	3,675,209

CASH, END OF PERIOD	$382,022	$1,739,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$11,067	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc., a Delaware corporation (the “Company” or “Bodisen”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issues, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel asses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.  There were no contingencies of the type as of March 31, 2012 and December 31, 2011.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but it is reasonably possible, or is probable but cannot be estimated, then the nature of the contingency liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.  There were no contingencies of this type as of March 31, 2012 and December 31, 2011.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Allowance for doubtful accounts as of March 31, 2012 and December 31, 2011 were $303,013 and $158,384, respectively.

Prepaid Expense and Other Current Assets

Prepaid expense and other current assets are primarily comprised of two factors: advance payments for operating expenses (Insurance and rental expenses) and advance payments to a R&D researcher for new fertilizer to be developed.

In February 2012, the Company signed a Research and Development Agreement with Feng Xiang. Pursuant to the terms of the agreement between the Company and Feng Xiang, Feng Xiang must successfully develop and obtain certificate of new fertilizer, otherwise, the Company is entitled to a full refund of fees. Therefore, the costs paid in connection with this service were not classified as research and development costs, but rather as prepaid expenses. Such advance payments will be expensed if we do not receive the desired results from that researcher.

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at March 31, 2012 and December 31, 2011, respectively:

	March 31,	December 31,
	2012	2011
Operating equipment	$10,574,985	$10,500,004
Vehicles	637,890	633,860
Office equipment	76,495	76,011
Buildings	15,530,756	15,432,646
	26,820,126	26,642,521
Less accumulated depreciation	(5,065,510)	(4,638,737)
Property and equipment, net	$21,754,616	$22,003,784

Depreciation expense for the three months ended March 31, 2012 and 2011 was $397,785 and $386,690, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2012 and December 31, 2011, there was no impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of Rights to use land and Fertilizers proprietary technology rights. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three months ended March 31, 2012 and 2011.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

March 31, 2012	Level 1	Level 2	Level 3
Description
Assets
Marketable securities	$3,603,183	$-	$-

December 31, 2011	Level 1	Level 2	Level 3
Description
Assets
Marketable securities	$1,211,154	$-	$-

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. For the three months ended March 31, 2012 and 2011, the Company incurred advertising expenses of $461,539 and $670,759, respectively.

Shipping and Handling Costs

Shipping and handling costs consist primarily of transportation charges for delivery of goods to customers and are included in selling, general and administrative expenses.  The Company expenses all shipping cost when they are incurred.  For the three months ended March 31, 2012 and 2011, the Company incurred transportation charges of $14,609 and $888, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  The Company recognizes in the statement of operations the fair value at the vesting date for stock options and other equity-based compensation issued to non-employees. There were no options outstanding as of March 31, 2012.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $10,705,577 and $10,494,622 at March 31, 2012 and December 31, 2011, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the three months ended March 31, 2012 and 2011 other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains of $210,955 and $222,439, and unrealized gain (loss) on marketable equity security of $2,392,029 and $(4,743,687), respectively.  A detail of accumulated other comprehensive income is summarized below:

			Total
			Accumulated
			Other
	Foreign	Unrealized	Comprehensive
	Currency	Gain (loss)	Income
Balance, December 31, 2011	$10,494,622	$(1,618,578)	$8,876,044
Adjustments	$210,955	$2,392,029	$2,602,984
Balance, March 31, 2012	$10,705,577	$773,451	$11,479,028

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no options as of March 31, 2012 and 426,000 options  as of March 31, 2011 that were excluded from the diluted loss per share calculation due to their exercise price being greater than the Company’s average stock price for the year.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of ASU 2011-04 did not significantly impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not significantly impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 did not significantly impact the Company’s consolidated financial statements.

In December, 2011, the FASB issued Accounting Standards Update No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments.  Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  This new guidance is to be applied retrospectively.  The adoption of these provisions does not have a material impact on the Company’s consolidated statements.

Note 3 – Note Receivable

The note receivable is unsecured, non interest bearing and was originally due on April 22, 2012.  The note receivable was repaid in full subsequent to the balance sheet date on April 22, 2012.  The note receivable balance at December 31, 2011 was unsecured, interest bearing at 9.1% per annum and was repaid in full in January 2012, the proceed was used to pay back the bank loan (see note 7).

Note 4 – Inventory

Inventory at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$1,430,225	$638,878
Packaging	86,130	74,343
Finished goods	1,573,758	1,436,041
	$3,090,113	$2,149,262

Note 5 – Marketable Security

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  The Company had written down the value of this investment by $987,860 at December 31, 2008.  This investment was originally accounted for under the equity method and the Company recorded equity income in this investment through September 30, 2009.  During the fourth quarter of 2009, Jiali was purchased by China Pediatric Pharmaceuticals, Inc. (“China Pediatric”), a public company.  After the transaction, the Company owned 18.8% (or 2,018,590 shares) of China Pediatric.  The Company then changed the accounting method for the investment from the equity method to the fair value method.  At the date of the change, the investment was valued at $2,829,732.  As of March 31, 2012 and December 31, 2011, the fair value of the investment is $3,603,183 and $1,211,154, respectively, which is reflected in the consolidated balance sheet.  The Company recognized an unrealized gain (loss) of $2,392,029 and $(4,743,687) for the three months ended March 31, 2012 and 2011, respectively, which is reflected in accumulated other comprehensive income in the consolidated statement of stockholder’s equity.

Note 6– Intangible Assets

Net intangible assets at March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
Rights to use land	$5,399,816	$5,365,705
Fertilizers proprietary technology rights	1,266,400	1,258,400
	6,666,216	6,624,105
Less accumulated amortization	(1,810,107)	(1,771,385)
Intangibles, net	$4,856,109	$4,852,720

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

The Company acquired Fluid and Compound Fertilizers proprietary technology rights on January 1, 2001 with a life ended December 31, 2011. The amortization of Fertilizers proprietary technology rights was over a period of ten years and was amortized in full during 2011.

On July 15, 2008, the Company entered into a 50 year land rights agreement.

Amortization expense for the Company’s intangible assets amounted to $27,496 and $45,448 for the three months ended March 31, 2012 and 2011, respectively.  Amortization of intangible assets for the next five years are as follows:

Year End	Amount
2012	$82,488
2013	109,984
2014	109,984
2015	109,984
2016	109,984
Thereafter	4,333,685
$4,856,109

Note 7 – Bank Loan

On March 19, 2010, the Company obtained a bank loan for 10,000,000 RMB (approximately $1,517,000).  The loan bears an 8.1% annual interest rate, matures on March 19, 2012 and was secured by the Company’s rights to use land and facility.  This bank loan was repaid in full in the quarter ended March 31, 2012.  At March 31, 2012, the balance of this loan was 0 RMB ($0).

Note 8 – Stockholders Equity

Common stock

There was no stock based compensation incurred during the three months ended March 31, 2012.

Note 9 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations.  The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan.  From January 1, 2007 onwards, no provision for employee welfare is allowed in accordance with the revised PRC regulations. The total expense for the above plan were $0 for the three months ended March 31, 2012 and 2011. The Company has recorded welfare payable of $0 at March 31, 2012 and December 31, 2011.

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

The Company did not appropriate a reserve for the statutory surplus reserve and welfare fund for the three months ended March 31, 2012 and 2011.

Note 11 – Factory Location and Lease Commitments

The Company’s principal executive offices are located in the Shaanxi province, People’s Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. The Company leases its office premises under an operating lease agreement that requires monthly rental payments of $2,755 and the leases expire in 2013.

Future minimum lease payments under operating leases are as follows, by years, as of March 31, 2012:

Year	Amount
2012	$24,795
2013	1,276
$26,071

The Company is committed to pay $332,430, for Research and Development upon successful development of new fertilizer.

Note 12 – Current Vulnerability Due to Certain Concentrations

Two vendors provided 36% and 30% of the Company’s raw materials for the three months ended March 31, 2012 and two vendors provided 64%, and 25% of the Company’s raw materials for the three months ended March 31, 2011.

Two customers accounted for 31% and 17% of the Company’s sales for the three months ended March 31, 2012. Two customers accounted for 18% and 16% of the Company’s sales for the three months ended March 31, 2011.

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

Note 14 – Chairman Financial Undertaking

On November 17, 2011, the Chairman issued an undertaking that the Chairman will give his every endeavor and effort to obtain necessary and adequate fundings to meet the Company’s financial obligations as when they are required thereby warranting that the manufacturing operations of the Company will not be affected.

Note 15 – Subsequent Events

Pursuant to ASC 855-10, the Company has evaluated all events or transactions that occurred from April 1, 2012, through the filing with the SEC.  Except as set out below, the Company did not have any material recognizable subsequent events during this period:

The Company’s note receivable balance of RMB 500,000 (approximately $79,150) was repaid in full in April of 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for us beginning on January 1, 2012.  The adoption of ASU 2011-04 did not significantly impact our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not significantly impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for us for our annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 did not significantly impact our consolidated financial statements.

In December, 2011, the FASB issued Accounting Standards Update No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments.  Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  This new guidance is to be applied retrospectively.  The adoption of these provisions does not have a material impact on the Company’s consolidated statements.

Results of Operations

Three Months Ended March 31, 2012 as Compared to Three Months Ended March 31, 2011

	Three Months Ended
	March 31,		Change
	2012	2011	$	%

Revenue	$1,080,966	$1,024,677	$56,289	5.5

Cost of revenue	752,342	479,217	273,125	57.0

Gross profit	328,624	545,460	(216,836)	(39.8)

Operating expenses
Selling expenses	501,628	683,897	(182,269)	(26.7)
General and administrative expenses	818,609	516,610	301,999	58.5
Total operating expenses	1,320,237	1,200,507	119,730	10.0

Loss from operations	(991,613)	(655,047)	(336,566)	51.4

Non-operating income (expense):
Other income (expense)	(612)	(229)	(383)	167.2
Interest income	20,376	48,067	(27,691)	(57.6)
Interest expense	(11,311)	(34,150)	22,839	(66.9)
Total non-operating income(expense)	8,453	13,688	(5,235)	(38.2)

Net loss	$(983,160)	$(641,359)	$(341,801)	53.3

Revenue:  We generated revenue of $1,080,966 for the three months ended March 31, 2012, an increase of $56,289 or 5.5%, compared to $1,024,677 for the three months ended March 31, 2011.  The increase in revenue is primarily attributable to products structure change and increased demand from customers for crop production and fertilizer.

Gross Profit:  We generated a gross profit of $328,624 for the three months ended March 31, 2012, a decrease of $216,836 or 39.8%, compared to $545,460 for the three months ended March 31, 2011.  Gross margin (gross profit as a percentage of revenue), was 30.4% for the three months ended March 31, 2012, compared to 53.2% for the three months ended March 31, 2011.  The decrease in the gross margin percentage was primarily attributable to increase in the price of ther raw materials needed for our products as well as an increase in our labor costs.

Selling Expenses:  Aggregated selling expenses accounted for $501,628 of our operating expenses for the three months ended March 31, 2012, a decrease of $182,269 or 26.7%, compared to $683,897 for the three months ended March 31, 2011.  The decrease in our aggregated selling expense is primarily attributable to a decrease in advertising expenses in China of approximately $200,000 during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

General and Administrative Expenses:  General and administrative expenses accounted for $818,609 of our operating expenses for the three months ended March 31, 2012, an increase of $301,999 or 58.5%, compared to $516,610 for the three months ended March 31, 2011.  The increase is principally due to:

i.
an increase in our provision for bad debt expenses of approximately $150,000 (due to the Company’s strengthening its control  policy over credits extended to customers) during the three months ended March 31, 2012 compared to the three months ended March 31, 2011;

ii.	an increase in lease expense of approximately $37,000 for the three months ended March 31, 2012 compared to March 31, 2011.

Non Operating Income and Expenses:  We had total non-operating expenses of $8,453 for the three months ended March 31, 2012, a change of $5,235 compared to $13,688 for the three months ended March 31, 2011.  The decrease is principally due to:

i.
a decrease in interest income of approximately $29,000 (due to fully repaid of note receivable in January 2012) during the three months ended March 31, 2012 compared to the three months ended March 31, 2011;

ii.
a decrease in interest expense of approximately $24,000 (due to fully settlement of bank loan in January 2012) during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

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

As of March 31, 2012, we had $382,022 of cash compared to $935,375 as of December 31, 2011.

Cash balance decreased to $382,022 as of March 31, 2012 as compared with $935,375 as of December 31, 2011 due to raw material costs increased significantly during the year, for the purpose of cost reduction, the Company has implemented a policy. In light of anticipated rising prices on raw materials to build up a higher reserve of raw materials inventory through careful procurements.  This has a negative impact on the cash balance.  On November 17, 2011, the chairman issued an undertaking that the chairman will give his every endeavor and best effort to obtain necessary and adequate funding to meet the Company’s financial obligations as and when they are required thereby warranting that the manufacturing operations of the Company will not be affected.

While we have funded our operations since inception from operations and through private placements of equity securities and loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

We believe that we will require additional financing to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

A downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Cash Flows

Operating:  We used $472,517 of cash for operating activities for the three months ended March 31, 2012 compared to $1,952,514 of cash used in operating activities for the three months ended March 31, 2011.  The cash used in operating consisted of a net loss of $983,160 offset by non cash expenses of depreciation and amortization of $425,281 and bad debt expense of $143,803.  As a result of collection of accounts receivable the company received $1,938,738 in cash.  In preparation for greater sales, we increased inventory by $928,359.  Deferred revenues and were paid down resulting in a decrease in cash of $190,390.

Investing:  Our investing activities provided $1,339,008 of cash for the three months ended March 31, 2012, representing the addition of property and equipment of $8,242 and proceeds from note receivable of $1,347,250, compared to cash used in investing activities of $525 for the three months ended March 31, 2011 representing the addition of property and equipment.

Financing.  Our financing activities used $1,426,500 of cash as a result of the repayment of a note payable for the three months ended March 31, 2012 compared to $0 provided by financing activities for the three months ended March 31, 2011.

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

During management’s assessment of the effectiveness of disclosure controls and procedures as of March 31, 2012, management identified deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) a lack of segregation of duties within accounting functions, (iii) our internal risk assessment functions, and (iv) our communication functions.

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

●
As of the quarter ended March 31, 2012, we have not yet established an effective risk assessment system that enables us to collect related information comprehensively and systematically, assess risks in a timely, realistic manner, and take appropriate measures to control risks effectively. The Company is working with its outside consultant to devise an effective risk assessment system and our Chief Financial Officer Junyan Tong is responsible for overseeing such measures.

●
As of the quarter ended March 31, 2012, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer, Ms. Tong, will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of March 31, 2012.

 Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101. INS	Xbrl Instance Document*

EX-101. SCH	Xbrl Taxonomy Extension Schema Document*

EX-101. CAL	Xbrl Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Xbrl Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Xbrl Taxonomy Extension Labels Linkbase Document*

EX-101.PRE	Xbrl Taxonomy Extension Presentation Linkbase Document*

* The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODISEN BIOTECH, INC.

Dated: May 18, 2012	/s/ Lin Wang
Lin Wang
Chief Executive Officer and President
(principal executive officer)

Dated: May 18, 2012	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(principal financial officer and accounting officer )