Form 10-Q
period 2012-06-30
BODISEN BIOTECH, INC
filed 2012-08-20
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-54780

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2012: 21,510,250.

ITEM 1.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
	Notes	2012	2011
		(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash		$407,742	$935,375
Accounts receivable and other receivable, net of allowance for
doubtful accounts of $136,907 and $158,384	2	1,515,632	3,840,546
Other receivables		7,617	19,215
Note receivable	3, 7	-	1,415,700
Inventory	4	4,801,355	2,149,262
Advances to suppliers	2	239,956	498,960
Prepaid expense and other current assets	2	814,426	6,944

Total current assets		7,786,728	8,866,002

PROPERTY AND EQUIPMENT, net	2	21,380,504	22,003,784
MARKETABLE SECURITY, AVAILABLE-FOR-SALE	5	1,271,712	1,211,154
INTANGIBLE ASSETS, net	6	4,830,310	4,852,720

TOTAL ASSETS		$35,269,254	$36,933,660

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable		$1,060,392	$702,253
Accrued expenses		61,908	81,437
Deferred revenue	2	320,717	556,449
Bank loan	3, 7	1,425,600	1,415,700

Total current liabilities		2,868,617	2,755,839

Long-term bank loan		-	-

TOTAL LIABILITIES		2,868,617	2,755,839

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
nil issued and outstanding		-	-
Common stock, $0.0001 per share; 30,000,000 shares authorized
and 21,510,250 shares issued and outstanding		2,151	2,151
Additional paid-in capital		35,345,542	35,345,542
Accumulated other comprehensive income	2	9,167,188	8,876,044
Statutory reserve	10	4,314,488	4,314,488
Accumulated deficit		(16,428,732)	(14,360,404)
Total stockholders' equity		32,400,637	34,177,821

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$35,269,254	$36,933,660

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
 OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$1,428,557	$1,416,610	$2,509,523	$2,441,287

Cost of revenue	1,138,190	558,927	1,890,532	1,038,144

Gross profit	290,367	857,683	618,991	1,403,143

Operating expenses
Selling expenses	47,973	30,277	549,601	714,174
General and administrative expenses	1,320,993	531,907	2,139,602	1,048,517
Total operating expenses	1,368,966	562,184	2,689,203	1,762,691

Income (loss) from operations	(1,078,599)	295,499	(2,070,212)	(359,548)

Non-operating income (expense):
Other income (expense)	(1,676)	(2,280)	(2,288)	(2,509)
Interest income	385	58,659	20,761	106,726
Interest expense	(5,278)	(37,442)	(16,589)	(71,592)
Total non-operating income	(6,569)	18,937	1,884	32,625

Net income (loss)	(1,085,168)	314,436	(2,068,328)	(326,923)

Other comprehensive income (loss)
Foreign currency translation gain	19,631	448,219	230,586	670,658
Unrealized gain (loss) on marketable equity security	(2,331,471)	(1,998,404)	60,558	(6,742,091)
Total other comprehensive income (loss)	(2,311,840)	(1,550,185)	291,144	(6,071,433)

Comprehensive loss	$(3,397,008)	$(1,235,749)	$(1,777,184)	$(6,398,356)

Weighted average shares outstanding :
Basic	21,510,250	21,510,250	21,510,250	21,510,250
Diluted	21,510,250	21,510,250	21,510,250	21,510,250

Earnings (loss) per share:
Basic	$(0.05)	$0.01	$(0.10)	$(0.02)
Diluted	$(0.05)	$0.01	$(0.10)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,068,328)	$(326,923)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	849,434	855,253
Allowance for of bad debts/write offs	(22,583)	(600,736)
(Increase) / decrease in assets:
Accounts receivable	2,374,191	604,289
Other receivables	11,731	(2,483)
Inventory	(2,636,881)	(1,327,219)
Advances to suppliers	(529,469)	(250,773)
Prepaid expense	(15,433)	(231)
Increase / (decrease) in current liabilities:
Accounts payable	353,277	(151,986)
Accrued expenses	(27,647)	(86,465)
Deferred revenue	(239,607)	(408,891)
Other payables	7,625	(641,667)
Net cash used in operating activities	(1,943,690)	(2,337,832)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(15,994)	(528)
Proceeds from repayment of note receivable	1,425,501	-

Net cash provided by (used in) investing activities	1,409,507	(528)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loan	1,425,501	-
Repayment of bank loan	(1,425,501)	-

Net cash used in financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	6,550	46,279

NET DECREASE IN CASH	(527,633)	(2,292,081)

CASH, BEGINNING OF PERIOD	935,375	3,675,209

CASH, END OF PERIOD	$407,742	$1,383,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$55,003	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc., a Delaware corporation (the “Company” or “Bodisen”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issues, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel asses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.  There were no contingencies of the type as of June 30, 2012 and December 31, 2011.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but it is reasonably possible, or is probable but cannot be estimated, then the nature of the contingency liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.  There were no contingencies of this type as of June 30, 2012 and December 31, 2011.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Allowance for doubtful accounts as of June 30, 2012 and December 31, 2011 were $136,907 and $158,384, respectively.

Prepaid Expense and Other Current Assets

Prepaid expense and other current assets are primarily comprised of advanced payments for operating expenses (insurance and rental expenses) and advanced payments to a R&D researcher for new fertilizer to be developed.

In June 2012, the Company signed a research and development agreement with QinLing Yuan Biology Technology Co., Ltd. (“QinLing Yuan”).  Pursuant to the terms of the agreement between the Company and QinLing Yuan, QinLing Yuan must successfully develop and obtain certificate of new fertilizer, otherwise, the Company is entitled to a full refund of fees.  Therefore, the costs paid in connection with this service were not classified as research and development costs, but rather as prepaid expenses.  Such advance payments will not be expensed if we do not receive the desired results from that researcher.

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
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at June 30, 2012 and December 31, 2011, respectively:

	June 30,	December 31,
	2012	2011
Operating equipment	$10,581,666	$10,500,004
Vehicles	638,293	633,860
Office equipment	84,301	76,011
Buildings	15,540,567	15,432,646
	26,844,827	26,642,521
Less accumulated depreciation	(5,464,323)	(4,638,737)
Property and equipment, net	$21,380,504	$22,003,784

Depreciation expense for the three and six months ended June 30, 2012 and 2011 was $395,308 and $793,093 and $382,019 and $768,709, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2012 and December 31, 2011, there was no impairment of its long-lived assets.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Intangible Assets

Intangible assets consist of Rights to use land and Fertilizers proprietary technology rights. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three and six months ended June 30, 2012 and 2011.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

June 30, 2012	Level 1	Level 2	Level 3
Assets Description
Marketable securities	$1,271,712	$-	$-

December 31, 2011	Level 1	Level 2	Level 3
Assets Description
Marketable securities	$1,211,154	$-	$-

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. For the three and six months ended June 30, 2012 and 2011, the Company incurred advertising expenses of $12,149 and $473,688 and $7,090 and $677,849, respectively.

Shipping and Handling Costs

Shipping and handling costs consist primarily of transportation charges for delivery of goods to customers and are included in selling, general and administrative expenses.  The Company expenses all shipping cost when they are incurred.  For the three and six months ended June 30, 2012 and 2011, the Company incurred transportation charges of $20,587 and $35,186 and $15,619 and $16,514, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  The Company recognizes in the statement of operations the fair value at the vesting date for stock options and other equity-based compensation issued to non-employees. There were no options outstanding as of June 30, 2012.

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
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $10,725,208 and $10,494,622 at June 30, 2012 and December 31, 2011, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the three and six months ended June 30, 2012 and 2011 other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains of $19,631 and $230,586 and $448,219 and $670,658, and unrealized gain (loss) on marketable equity security of $(2,331,471) and $60,558 and $(1,998,404) and $(6,742,091), respectively.  A detail of accumulated other comprehensive income is summarized below:

			Total
			Other
	Foreign	Unrealized	Comprehensive
	Currency	Gain (loss)	Income
Balance, December 31, 2011	$10,494,622	$(1,618,578)	$8,876,044
Adjustments	230,586	60,558	291,144
Balance, June 30, 2012	$10,725,208	$(1,558,020)	$9,167,188

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no options as of June 30, 2012 and 426,000 options  as of June 30, 2011 that were excluded from the diluted loss per share calculation due to their exercise price being greater than the Company’s average stock price for the year.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

Note 3 – Note Receivable

The note receivable was unsecured, non interest bearing and was originally due on April 22, 2012.  The note receivable was repaid in full on April 22, 2012.  The note receivable balance at December 31, 2011 was unsecured, interest bearing at 9.1% per annum and was repaid in full in 2012.  The proceeds were used to pay back the bank loan (see note 7).

Note 4 – Inventory

Inventory at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
Raw materials	$2,214,429	$638,878
Packaging	114,278	74,343
Finished goods	2,472,648	1,436,041
	$4,801,355	$2,149,262

Note 5 – Marketable Security

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  The Company had written down the value of this investment by $987,860 at December 31, 2008.  This investment was originally accounted for under the equity method and the Company recorded equity income in this investment through September 30, 2009.  During the fourth quarter of 2009, Jiali was purchased by China Pediatric Pharmaceuticals, Inc. (“China Pediatric”), a public company.  After the transaction, the Company owned 18.8% (or 2,018,590 shares) of China Pediatric.  The Company then changed the accounting method for the investment from the equity method to the fair value method.  At the date of the change, the investment was valued at $2,829,732.  As of June 30, 2012 and December 31, 2011, the fair value of the investment is $1,271,712 and $1,211,154, respectively, which is reflected in the consolidated balance sheet.  The Company recognized an unrealized gain (loss) of $(2,331,471) and $60,558 for the three and six months ended June 30, 2012 and $(1,998,404) and $(6,742,091) for the three and six months ended June 30 2011, respectively, which is reflected in accumulated other comprehensive income in the consolidated statement of stockholder’s equity.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 6– Intangible Assets

Net intangible assets at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
Rights to use land	$5,403,227	$5,365,705
Fertilizers proprietary technology rights	1,267,200	1,258,400
	6,670,427	6,624,105
Less accumulated amortization	(1,840,117)	(1,771,385)
Intangibles, net	$4,830,310	$4,852,720

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

Amortization expense for the Company’s intangible assets amounted to $28,845 and $56,341 for the three and six months ended June 30, 2012 and $26,759 and $72,207 for the three and six months ended June 30, 2011, respectively.  Amortization of intangible assets for the next five years are as follows:

Year End	Amount
2012	$56,345
2013	112,690
2014	112,690
2015	112,690
2016	112,690
Thereafter	4,323,205
$4,830,310

Note 7 – Bank Loan

On March 19, 2010, the Company obtained a bank loan for 10,000,000 RMB (approximately $1,517,000).  The loan bears an 8.1% annual interest rate, matures on March 19, 2012 and was secured by the Company’s rights to use land and facility.  This bank loan was repaid in full in the quarter ended March 31, 2012.  During the quarter ended June 30, 2012, the Company obtained another bank loan for 9,000,000 RMB (approximately $1,425,600).  The loan bears a 9.84% annual interest rate, matures on May 27, 2013 and is secured by the Company’s intangible assets in the nature of rights to use the land.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 8 – Stockholders Equity

Common stock

There was no stock based compensation incurred during the three and six months ended June 30, 2012.

Note 9 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations.  The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan.  From January 1, 2007 onwards, no provision for employee welfare is allowed in accordance with the revised PRC regulations.  The total expense for the above plan were $0 for the three and six months ended June 30, 2012 and 2011.  The Company has recorded welfare payable of $0 at June 30, 2012 and December 31, 2011.

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

The Company did not appropriate a reserve for the statutory surplus reserve and welfare fund for the six months ended June 30, 2012 and 2011.

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

Future minimum lease payments under operating leases are as follows, by years as of June 30, 2012:

Year	Amount
2012	$16,518
2013	1,275
$17,793

The Company is committed to pay $792,000 for Research and Development upon successful development of new fertilizer.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

 Note 12 – Current Vulnerability Due to Certain Concentrations

Two vendors provided 17% and 14% of the Company’s raw materials for the six months ended June 30, 2012 and two vendors provided 64%, and 25% of the Company’s raw materials for the six months ended June 30, 2011.

Two customers accounted for 30% and 14% of the Company’s sales for the six months ended June 30, 2012. Two customers accounted for 18% and 16% of the Company’s sales for the six months ended June 30, 2011.

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

Note 14 – Chairman Financial Undertaking

On November 17, 2011, the Chairman of the Board issued an undertaking that he will give his every endeavor and effort to obtain necessary and adequate fundings to meet the Company’s financial obligations as when they are required thereby warranting that the manufacturing operations of the Company will not be affected.   As of the date hereof no such funding has been needed by the Company.

Note 15 – Subsequent Events

Pursuant to ASC 855-10, the Company has evaluated all events or transactions that occurred from July 1, 2012, through the filing with the SEC. The Company did not have any material recognizable subsequent events during this period.

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

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.
Results of Operations

Three Months Ended June 30, 2012 as Compared to Three Months Ended June 30, 2011

	Three Months Ended
	June 30,		Change
	2012	2011	$	%

Revenue	$1,428,557	$1,416,610	$11,947	0.8

Cost of revenue	1,138,190	558,927	579,263	103.6

Gross profit	290,367	857,683	(567,316)	(66.1)

Operating expenses
Selling expenses	47,973	30,277	17,696	58.4
General and administrative expenses	1,320,993	531,907	789,086	148.4
Total operating expenses	1,368,966	562,184	806,782	143.5

Income (loss) from operations	(1,078,599)	295,499	(1,374,098)	(465.0)

Non-operating income (expense):
Other expense	(1,676)	(2,280)	604	(26.5)
Interest income	385	58,659	(58,274)	(99.3)
Interest expense	(5,278)	(37,442)	32,164	(85.9)
Total non-operating income (expense)	(6,569)	18,937	(25,506)	(134.7)

Net income (loss)	$(1,085,168)	$314,436	$(1,399,604)	(445.1)

Revenue:  We generated revenue of $1,428,557 for the three months ended June 30, 2012, an increase of $11,947 or 0.8%, compared to $1,416,610 for the three months ended June 30, 2011.  The increase in revenue is primarily attributable to products structure change and increased demand from customers for crop production and fertilizer.

Gross Profit:  We generated a gross profit of $290,367 for the three months ended June 30, 2012, a decrease of $567,316 or 66.1%, compared to $857,683 for the three months ended June 30, 2011.  Gross margin (gross profit as a percentage of revenue), was 20.3% for the three months ended June 30, 2012, compared to 60% for the three months ended June 30, 2011.  The decrease in the gross margin percentage was primarily attributable to increase in the price of their raw materials needed for our products as well as an increase in our labor costs.

Selling Expenses:  Aggregated selling expenses accounted for $47,973 of our operating expenses for the three months ended June 30, 2012, an increase of $17,696 or 58.4%, compared to $30,277 for the three months ended June 30, 2011.  The increase in our aggregated selling expense is primarily attributable to an increase in advertising expenses in China of approximately $6,000 and an increase in transportation charges of approximately $5,000 during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

General and Administrative Expenses:  General and administrative expenses accounted for $1,320,993 of our operating expenses for the three months ended June 30, 2012, an increase of $789,086 or 148.4%, compared to $531,907 for the three months ended June 30, 2011.  The increase is principally due to:

i.	a decrease in our provision for bad debt expenses written back of approximately $161,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011;

ii.	an increase in research and development expenses of approximately $950,000 for the three months ended June 30, 2012 compared to June 30, 2011.

Non Operating Income and Expenses:  We had total non-operating expenses of $6,569 for the three months ended June 30, 2012, a change of $25,506 compared to an income of $18,937 for the three months ended June 30, 2011.  The change is principally due to:

i.
a decrease in interest income of approximately $60,000 (due to full repayment of the note receivable in January 2012) during the three months ended June 30, 2012 compared to the three months ended June 30, 2011;

ii.
a decrease in interest expense of approximately $35,000 (due to full settlement of the bank loan in January 2012) during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Net income (loss):  We had a net loss of $1,085,168 for the three months ended June 30, 2012, a change of $1,399,604 compared to net income of $314,436 for the three months ended June 30, 2011.  The change is due to reasons described above, principally the increase in cost of revenue, and general and administrative expenses.

Six months Ended June 30, 2012 as Compared to Six months Ended June 30, 2011

	Six Months Ended
	June 30,		Change
	2012	2011	$	%

Revenue	$2,509,523	$2,441,287	$68,236	2.8

Cost of revenue	1,890,532	1,038,144	852,388	82.1

Gross profit	618,991	1,403,143	(784,152)	(55.9)

Operating expenses
Selling expenses	549,601	714,174	(164,573)	(23.0)
General and administrative expenses	2,139,602	1,048,517	1,091,085	104.1
Total operating expenses	2,689,203	1,762,691	926,512	52.6

Loss from operations	(2,070,212)	(359,548)	(1,710,664)	475.8

Non-operating income (expense):
Other expense	(2,288)	(2,509)	221	(8.8)
Interest income	20,761	106,726	(85,965)	(80.5)
Interest expense	(16,589)	(71,592)	55,003	(76.8)
Total non-operating income(expense)	1,884	32,625	(30,741)	(94.2)

Net loss	$(2,068,328)	$(326,923)	$(1,741,405)	532.7

Revenue:  We generated revenue of $2,509,523 for the six months ended June 30, 2012, an increase of $68,236 or 2.8%, compared to $2,441,287 for the six months ended June 30, 2011.  The increase in revenue is primarily attributable to products structure change and increased demand from customers for crop production and fertilizer.

Gross Profit:  We generated a gross profit of $618,991 for the six months ended June 30, 2012, a decrease of $784,152 or 55.9%, compared to $1,403,143 for the six months ended June 30, 2011.  Gross margin (gross profit as a percentage of revenue), was 24.7% for the six months ended June 30, 2012, compared to 57.5% for the six months ended June 30, 2011.  The decrease in the gross margin percentage was primarily attributable to increase in the price of their raw materials needed for our products as well as an increase in our labor costs.

Selling Expenses:  Aggregated selling expenses accounted for $549,601 of our operating expenses for the six months ended June 30, 2012, a decrease of $164,573 or 23%, compared to $714,174 for the six months ended June 30, 2011.  The decrease in our aggregated selling expense is primarily attributable to .a decrease in advertising expenses in China of approximately $204,000 during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

General and Administrative Expenses:  General and administrative expenses accounted for $2,139,602 of our operating expenses for the six months ended June 30, 2012, an increase of $1,091,085 or 104.1%, compared to $1,048,517 for the six months ended June 30, 2011.  The increase is principally due to:

i.
a decrease in our provision for bad debt expenses written back of approximately $548,000 (due to the Company’s strengthening its control policy over credits extended to customers during the six months ended June 30, 2012 compared to the six months ended June 30, 2011;

ii.	an increase in research and development expenses of approximately $950,000 for the six months ended June 30, 2012 compared to June 30, 2011;

iii.	an increase in lease expense of approximately $36,000 for the six months ended June 30, 2012 compared to June 30, 2011.

Non Operating Income and Expenses:  We had total non-operating expenses of $1,884 for the six months ended June 30, 2012, a change of $30,741 compared to $32,625 for the six months ended June 30, 2011.  The change is principally due to:

i.
a decrease in interest income of approximately $86,000 (due to full repayment of the note receivable in January 2012) during the six months ended June 30, 2012 compared to the six months ended June 30, 2011;

ii.
a decrease in interest expense of approximately $55,000 (due to full settlement of the bank loan in March 2012) during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Net(loss:  We had a net loss of $2,068,328 for the six months ended June 30, 2012, a change of $1,741,405 compared to $326,923 for the six months ended June 30, 2011.  The change is due to reasons described above, principally the increase in cost of revenue, and general and administrative expenses.

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

As of June 30, 2012, we had $407,742 of cash compared to $935,375 as of December 31, 2011.

Cash balance decreased $527,633 as of June 30, 2012 as compared with $935,375 as of December 31, 2011 due to raw material costs increased significantly during the year.   For the purpose of cost reduction, the Company has implemented a policy to build up a higher reserve of raw materials inventory through careful procurements in light of anticipated rising prices on raw materials. As raw materials relate to the manufacturing of organic fertilizers, liquid fertilizers, pesticides and insecticides, they are better preserved in the nature of finished goods.  As of June 30, 2012, the Company therefore maintained an inventory of finished goods of $2,472,648 in line with the Company’s budgeted sales for the latter half of the year and the first quarter in 2013.  This has a negative impact on the cash balance.  On November 17, 2011, the chairman issued an undertaking that the chairman will give his every endeavor and best effort to obtain necessary and adequate funding to meet the Company’s financial obligations as and when they are required thereby warranting that the manufacturing operations of the Company will not be affected.

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

Cash Flows

Operating:  We used $1,943,690 of cash for operating activities for the six months ended June 30, 2012 compared to $2,337,832 of cash used in operating activities for the six months ended June 30, 2011.  The cash used in operating consisted of a net loss of $2,068,328 offset by non cash expenses of depreciation and amortization of $849,434.  As a result of collection of accounts receivable the company received $2,374,191 in cash.  In preparation for greater sales, we increased inventory by $2,636,881.

Investing:  Our investing activities for the six months ended June 30, 2012 provided cash of $1,409,507, representing the addition of property and equipment of $15,994 and proceeds from a note receivable of $1,425,501 compared to cash used in investing activities of $528 for the six months ended June 30, 2011 representing the addition of property and equipment during this comparable period.

Financing.  During the six months ended June 30, 2012, we used $1,425,501 of cash for the full repayment of our bank loan and received $1,425,5041 from the proceeds of another new bank loan.  We had no financing activities for the six months ended June 30, 2011.

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

During management’s assessment of the effectiveness of disclosure controls and procedures as of June 30, 2012, management identified deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) a lack of segregation of duties within accounting functions, (iii) our internal risk assessment functions, and (iv) our communication functions.

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

•
As of the quarter ended June 30, 2012, we have not yet established an effective risk assessment system that enables us to collect related information comprehensively and systematically, assess risks in a timely, realistic manner, and take appropriate measures to control risks effectively. The Company is working with its outside consultant to devise an effective risk assessment system and our Chief Financial Officer Junyan Tong is responsible for overseeing such measures.

•
As of the quarter ended June 30, 2012, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer, Ms. Tong, will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2012.

 Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODISEN BIOTECH, INC.

Dated: August 20, 2012	/s/ Lin Wang
Lin Wang
Chief Executive Officer and President
(principal executive officer)

Dated: August 20, 2012	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(principal financial officer and accounting officer )