Form 10-Q
period 2012-09-30
BODISEN BIOTECH, INC
filed 2012-11-19
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-32616

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November  14, 2012: 21,510,250.

ITEM 1.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
	Notes	2012	2011
		(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash		$344,554	$935,375
Accounts receivable and other receivable, net of allowance for
doubtful accounts of $72,277 and $158,384	2	3,799,489	3,840,546
Other receivables		3,953	19,215
Note receivable	3, 7	-	1,415,700
Inventory	4	2,904,124	2,149,262
Advances to suppliers	2	595,848	498,960
Prepaid expense and other current assets	2	923,312	6,944

Total current assets		8,571,280	8,866,002

PROPERTY AND EQUIPMENT, net	2	20,939,699	22,003,784
MARKETABLE SECURITY, AVAILABLE-FOR-SALE	5	918,458	1,211,154
INTANGIBLE ASSETS, net	6	4,793,043	4,852,720

TOTAL ASSETS		$35,222,480	$36,933,660

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable		$1,296,101	$702,253
Accrued expenses		48,565	81,437
Deferred revenue	2	678,124	556,449
Bank loan	3, 7	1,422,900	1,415,700

Total current liabilities		3,445,690	2,755,839

Long-term bank loan		-	-

TOTAL LIABILITIES		3,445,690	2,755,839

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
nil issued and outstanding		-	-
Common stock, $0.0001 per share; 30,000,000 shares authorized
and 21,510,250 shares issued and outstanding		2,151	2,151
Additional paid-in capital		35,345,542	35,345,542
Accumulated other comprehensive income	2	8,754,145	8,876,044
Statutory reserve	10	4,314,488	4,314,488
Accumulated deficit		(16,639,536)	(14,360,404)
Total stockholders' equity		31,776,790	34,177,821

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$35,222,480	$36,933,660

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
 OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$3,320,635	$1,781,006	$5,830,158	$4,222,293

Cost of revenue	3,117,807	1,378,949	5,008,339	2,417,093

Gross profit	202,828	402,057	821,819	1,805,200

Operating expenses
Selling expenses	65,518	87,935	615,119	802,109
General and administrative expenses	330,104	1,127,763	2,469,706	2,176,280
Total operating expenses	395,622	1,215,698	3,084,825	2,978,389

Loss from operations	(192,794)	(813,641)	(2,263,006)	(1,173,189)

Non-operating income (expense):
Other income (expense)	3,783	(349)	1,495	(2,858)
Interest income	72	61,181	20,833	167,907
Interest expense	(21,865)	(39,798)	(38,454)	(111,390)
Total non-operating income	(18,010)	21,034	(16,126)	53,659

Net loss	(210,804)	(792,607)	(2,279,132)	(1,119,530)

Other comprehensive loss
Foreign currency translation gain (loss)	(59,789)	379,542	170,797	1,050,200
Unrealized loss on marketable equity security	(353,254)	(1,029,481)	(292,696)	(7,771,572)
Total other comprehensive loss	(413,043)	(649,939)	(121,899)	(6,721,372)

Comprehensive loss	$(623,847)	$(1,442,546)	$(2,401,031)	$(7,840,902)

Weighted average shares outstanding :
Basic	21,510,250	21,510,250	21,510,250	21,510,250
Diluted	21,510,250	21,510,250	21,510,250	21,510,250

Earnings (loss) per share:
Basic	$(0.01)	$(0.04)	$(0.11)	$(0.05)
Diluted	$(0.01)	$(0.04)	$(0.11)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,279,132)	$(1,119,530)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,277,928	1,303,572
Allowance for (recovery of) bad debts	(87,023)	662,288
(Increase) / decrease in assets:
Accounts receivable	147,688	1,204,777
Other receivables	15,379	(2,778)
Inventory	(744,872)	(2,355,023)
Advances to suppliers	(94,470)	(465,629)
Prepaid expense	(917,493)	513
Increase / (decrease) in current liabilities:
Accounts payable	591,076	(35,167)
Accrued expenses	(17,394)	(88,195)
Deferred revenue	118,994	(1,253,311)
Other payables	(15,878)	(681,923)
Net cash used in operating activities	(2,005,197)	(2,830,406)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(15,985)	(538)
Proceeds from repayment of note receivable	1,424,700	156,000

Net cash provided by investing activities	1,408,715	155,462

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loan	1,425,501	-
Repayment of bank loan	(1,425,501)	(156,000)

Net cash used in financing activities	-	(156,000)

Effect of exchange rate changes on cash and cash equivalents	5,661	103,872

NET DECREASE IN CASH	(590,821)	(2,727,072)

CASH, BEGINNING OF PERIOD	935,375	3,675,209

CASH, END OF PERIOD	$344,554	$948,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$38,454	$111,005
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc., a Delaware corporation (the “Company” or “Bodisen”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issues, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel asses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.  There were no contingencies of the type as of September 30, 2012 and December 31, 2011.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but it is reasonably possible, or is probable but cannot be estimated, then the nature of the contingency liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.  There were no contingencies of this type as of September 30, 2012 and December 31, 2011.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Allowance for doubtful accounts as of September 30, 2012 and December 31, 2011 were $72,277 and $158,384, respectively.

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
SEPTEMBER 30, 2012
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

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at September 30, 2012 and December 31, 2011, respectively:

	September 30,	December 31,
	2012	2011
Operating equipment	$10,561,625	$10,500,004
Vehicles	555,411	633,860
Office equipment	76,153	76,011
Buildings	15,511,134	15,432,646
	26,704,323	26,642,521
Less accumulated depreciation	(5,764,624)	(4,638,737)
Property and equipment, net	$20,939,699	$22,003,784

Depreciation expense for the three and nine months ended September 30, 2012 and 2011 was $400,371 and $1,193,464 and $411,039 and $1,194,085, respectively.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of September 30, 2012 and December 31, 2011, there was no impairment of its long-lived assets.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Intangible Assets

Intangible assets consist of Rights to use land and Fertilizers proprietary technology rights. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three and nine months ended September 30, 2012 and 2011.

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

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

September 30, 2012
Description	Level 1	Level 2	Level 3
Assets
Marketable securities	$918,458	$-	$-

December 31, 2011
Description	Level 1	Level 2	Level 3
Assets
Marketable securities	$1,211,154	$-	$-

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. For the three and nine months ended September 30, 2012 and 2011, the Company incurred advertising expenses of $2,204 and $470,760 and $25,740 and $715,650, respectively.

Shipping and Handling Costs

Shipping and handling costs consist primarily of transportation charges for delivery of goods to customers and are included in selling, general and administrative expenses.  The Company expenses all shipping cost when they are incurred.  For the three and nine months ended September 30, 2012 and 2011, the Company incurred transportation charges of $19,555 and $54,722  and $0 and $3,264, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  The Company recognizes in the statement of operations the fair value at the vesting date for stock options and other equity-based compensation issued to non-employees. There were no options outstanding as of September 30, 2012.

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
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $10,665,419 and $10,494,622 at September 30, 2012 and December 31, 2011, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the three and nine months ended September 30, 2012 and 2011 other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains (losses)of $(59,789) and $379,542 and $170,797 and $1,050,200, and unrealized gain (loss) on marketable equity security of $(353,254) and $(1,029,481) and $(292,696) and $(7,771,572), respectively.  A detail of accumulated other comprehensive income is summarized below:

			Total
			Other
	Foreign	Unrealized	Comprehensive
	Currency	Gain (loss)	Income
Balance, December 31, 2011	$10,494,622	$(1,618,578)	$8,876,044
Adjustments	170,797	(292,696)	(121,899)
Balance, September 30, 2012	$10,665,419	$(1,911,274)	$8,754,145

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no options as of September 30, 2012 and 426,000 options  as of September 30, 2011 that were excluded from the diluted loss per share calculation due to their exercise price being greater than the Company’s average stock price for the year.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance on offsetting assets and liabilities and disclosure requirements in Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“Update 2011-11”).  Update 2011-11 requires that entities disclose both gross and net information about instruments and transactions eligible for offsetting the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting agreement.  In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  Update 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods with those annual periods.  The implementation of the disclosure requirement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

As of September 30, 2012, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 – Note Receivable

The note receivable was unsecured, non interest bearing and was originally due on April 22, 2012.  The note receivable was repaid in full on April 22, 2012.  The note receivable balance at December 31, 2011 was unsecured, interest bearing at 9.1% per annum and was repaid in full in 2012.  The proceeds were used to pay back the bank loan (see note 7).

Note 4 – Inventory

Inventory at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
Raw materials	$1,603,725	$638,878
Packaging	118,475	74,343
Finished goods	1,181,924	1,436,041
	$2,904,124	$2,149,262

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Note 5 – Marketable Security

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  The Company had written down the value of this investment by $987,860 at December 31, 2008.  This investment was originally accounted for under the equity method and the Company recorded equity income in this investment through September 30, 2009.  During the fourth quarter of 2009, Jiali was purchased by China Pediatric Pharmaceuticals, Inc. (“China Pediatric”), a public company.  After the transaction, the Company owned 18.8% (or 2,018,590 shares) of China Pediatric.  The Company then changed the accounting method for the investment from the equity method to the fair value method.  At the date of the change, the investment was valued at $2,829,732.  As of September 30, 2012 and December 31, 2011, the fair value of the investment is $918,458 and $1,211,154, respectively, which is reflected in the consolidated balance sheet.  The Company recognized an unrealized gain (loss) of $(353,254) and $(292,696) for the three and nine months ended September 30, 2012 and $(1,029,481) and $(7,771,572) for the three and nine months ended September 30 2011, respectively, which is reflected in accumulated other comprehensive income in the consolidated statement of stockholder’s equity.   As of November 12, 2012, the fair value of the Company’s investment in China Pediatric has decreased to $282,603 a decline of $635,855 since September 30, 2012.

Note 6– Intangible Assets

Net intangible assets at September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Rights to use land	$5,392,994	$5,365,705
Fertilizers proprietary technology rights	1,264,800	1,258,400
	6,657,794	6,624,105
Less accumulated amortization	(1,864,751)	(1,771,385)
Intangibles, net	$4,793,043	$4,852,720

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Amortization expense for the Company’s intangible assets amounted to $28,123 and $84,464 for the three and nine months ended September 30, 2012 and $37,280 and $109,487 for the three and nine months ended September 30, 2011, respectively.  Amortization of intangible assets for the next five years are as follows:

Year End	Amount
2012	$28,119
2013	112,476
2014	112,476
2015	112,476
2016	112,476
Thereafter	4,315,020
$4,793,043

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

Note 8 – Stockholders Equity

Common stock

There was no stock based compensation incurred during the three and nine months ended September 30, 2012.

Note 9 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations.  The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan.  From January 1, 2007 onwards, no provision for employee welfare is allowed in accordance with the revised PRC regulations.  The total expense for the above plan were $0 for the three and nine months ended September 30, 2012 and 2011.  The Company has recorded welfare payable of $0 at September 30, 2012 and December 31, 2011.

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

The Company did not appropriate a reserve for the statutory surplus reserve and welfare fund for the nine months ended September 30, 2012 and 2011.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Note 11 – Factory Location and Lease Commitments

The Company’s principal executive offices are located in the Shaanxi province, People’s Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. The Company leases its office premises under an operating lease agreement that requires monthly rental payments of $2,751 and the leases expire in 2013.

Future minimum lease payments under operating leases are as follows, by years as of September 30, 2012:

Year	Amount
2012	$8,254
2013	1,274
$9,528

The Company is committed to pay $671,925 for Research and Development upon successful development of new fertilizer.

Note 12 – Current Vulnerability Due to Certain Concentrations

Two vendors provided 19% and 16% of the Company’s raw materials for the nine months ended September 30, 2012 and two vendors provided 29%, and 19% of the Company’s raw materials for the nine months ended September 30, 2011.

Two customers accounted for 19% and 16% of the Company’s sales for the nine months ended September 30, 2012. Two customers accounted for 20% and 16% of the Company’s sales for the nine months ended September 30, 2011.

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

Note 15 – Subsequent Events

Pursuant to ASC 855-10, the Company has evaluated all events or transactions that occurred from October 1, 2012, through the filing with the SEC.  Except as set out below, the Company did not have any material recognizable subsequent events during this period.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance on offsetting assets and liabilities and disclosure requirements in Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“Update 2011-11”).  Update 2011-11 requires that entities disclose both gross and net information about instruments and transactions eligible for offsetting the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting agreement.  In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  Update 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods with those annual periods.  The implementation of the disclosure requirement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Results of Operations

Three Months Ended September 30, 2012 as Compared to Three Months Ended September 30, 2011

	Three Months Ended
	September 30,		Change
	2012	2011		$	%

Revenue	$3,320,635	$1,781,006	$1,539,629		86.4

Cost of revenue	3,117,807	1,378,949	1,738,858		126.1

Gross profit	202,828	402,057	(199,229)		(49.6)

Operating expenses
Selling expenses	65,518	87,935	(22,417)		(25.5)
General and administrative expenses	330,104	1,127,763	(797,659)		(70.7)
Total operating expenses	395,622	1,215,698	(820,076)		(67.5)

Income (loss) from operations	(192,794)	(813,641)	620,847		(76.3)

Non-operating income (expense):
Other income (expense)	3,783	(349)	4,132		(1,184.0)
Interest income	72	61,181	(61,109)		(99.9)
Interest expense	(21,865)	(39,798)	17,933		(45.1)
Total non-operating income(expense)	(18,010)	21,034	(39,044)		(185.6)

Net income (loss)	$(210,804)	$(792,607)	$581,803		(73.4)

Revenue:  We generated revenue of $3,320,635 for the three months ended September 30, 2012, an increase of $1,539,629 or 86.4%, compared to $1,781,006 for the three months ended September 30, 2011.  The increase in revenue is primarily attributable to our wholly-owned subsidiary, Bodisen Xinjiang started to generate revenue from the sale of fertilizer in the amount of $1,638,363 during the quarter ended September 30, 2012.

Gross Profit:  We generated a gross profit of $202,828 for the three months ended September 30, 2012, a decrease of $199,229 or 49.6%, compared to $402,057 for the three months ended September 30, 2011.  Gross margin (gross profit as a percentage of revenue), was 6.1% for the three months ended September 30, 2012, compared to 22.6% for the three months ended September 30, 2011.  The decrease in the gross margin percentage was primarily attributable to the provision of deferred revenue under the cost recovery method which is affected by the timing of collections of our accounts receivable, offset by higher costs for raw materials.

Selling Expenses:  Aggregated selling expenses accounted for $65,518 of our operating expenses for the three months ended September 30, 2012, a decrease of $22,417 or 25.5%, compared to $87,935 for the three months ended September 30, 2011.  The decrease in our aggregated selling expense is primarily attributable to a decrease in advertising expenses in China of approximately $23,000 during the three months ended September 30,2012 compared to the three months ended September 30,2011.

General and Administrative Expenses:  General and administrative expenses accounted for $330,104 of our operating expenses for the three months ended September 30, 2012, a decrease of $797,659 or 70.7%, compared to $1,127,763 for the three months ended September 30, 2011.  The decrease is principally due to a decrease in our bad debt allowance or direct write off of accounts receivable balance and a overall decrease in our operating costs.

Non Operating Income and Expenses:  We had total non-operating expenses of $18,010 for the three months ended September 30, 2012, a change of $39,044 compared to an income of $21,034 for the three months ended September 30, 2011.  The change is principally due to:

i.
a decrease in interest income of approximately $61,000 (due to full repayment of the note receivable in January 2012) during the three months ended September 30, 2012 compared to the three months ended September 30, 2011;

ii.
a decrease in interest expense of approximately $18,000 (due to full settlement of the bank loan in January 2012) during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Net income (loss):  We had a net loss of $210,804 for the three months ended September 30, 2012, a decrease of $581,803 compared to net loss of $792,607 for the three months ended September 30, 2011.  The change is due to reasons described above, principally the increase in cost of revenue.

Nine months Ended September 30, 2012 as Compared to Nine months Ended September 30, 2011

	Nine Months Ended
	September 30,		Change
	2012	2011		$	%

Revenue	$5,830,158	$4,222,293	$1,607,865		38.1

Cost of revenue	5,008,339	2,417,093	2,591,246		107.2

Gross profit	821,819	1,805,200	(983,381)		(54.5)

Operating expenses
Selling expenses	615,119	802,109	(186,990)		(23.3)
General and administrative expenses	2,469,706	2,176,280	293,426		13.5
Total operating expenses	3,084,825	2,978,389	106,436		3.6

Loss from operations	(2,263,006)	(1,173,189)	(1,089,817)		92.9

Non-operating income (expense):
Other income (expense)	1,495	(2,858)	4,353		(152.3)
Interest income	20,833	167,907	(147,074)		(87.6)
Interest expense	(38,454)	(111,390)	72,936		(65.5)
Total non-operating income(expense)	(16,126)	53,659	(69,785)		(130.1)

Net loss	$(2,279,132)	$(1,119,530)	$(1,159,602)		103.6

Revenue:  We generated revenue of $5,830,158 for the nine months ended September 30, 2012, an increase of $1,607,865 or 38.1%, compared to $4,222,293 for the nine months ended September 30, 2011.  The increase in revenue is primarily attributable to our wholly-owned subsidiary, Bodisen Xinjiang started to generate revenue from the sale of fertilizer in the amount of $1,638,363 during the quarter ended September 30, 2012.

Gross Profit:  We generated a gross profit of $821,819 for the nine months ended September 30, 2012, a decrease of $983,381 or 54.5%, compared to $1,805,200 for the nine months ended September 30, 2011.  Gross margin (gross profit as a percentage of revenue), was 14.1% for the nine months ended September 30, 2012, compared to 42.8% for the nine months ended September 30, 2011.  The decrease in the gross margin percentage was primarily attributable to the provision of deferred revenue under the cost recovery method which is affected by the timing of collections of our accounts receivable, offset by higher costs for raw materials.

Selling Expenses:  Aggregated selling expenses accounted for $615,119 of our operating expenses for the nine months ended September 30, 2012, a decrease of $186,990 or 23.3%, compared to $802,109 for the nine months ended September 30, 2011.  The decrease in our aggregated selling expense is primarily attributable to a decrease in advertising expenses in China of approximately $187,000 during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

General and Administrative Expenses:  General and administrative expenses accounted for $2,469,706 of our operating expenses for the nine months ended September 30, 2012, an increase of $293,426 or 13.5%, compared to $2,176,280 for the nine months ended September 30, 2011.  The increase is principally due to:

i.
a decrease in our provision for bad debt expenses written back of approximately $770,000 (due to our strengthening its control policy over credit extended to customers) during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011;

ii.	an increase in research and development expenses of approximately $950,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011;

iii.	an increase in lease expense of approximately $45,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011;

Non Operating Income and Expenses:  We had total non-operating expenses of $16,126 for the nine months ended September 30, 2012, a change of $69,785 compared to $53,659 for the nine months ended September 30, 2011.  The change is principally due to:

i.
a decrease in interest income of approximately $147,000 (due to full repayment of the note receivable in January 2012) during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011;

ii.
a decrease in interest expense of approximately $73,000 (due to full settlement of the bank loan in March 2012) during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net loss:  We had a net loss of $2,279,132 for the nine months ended September 30, 2012, a change of $1,159,602 compared to $1,119,530 for the nine months ended September 30, 2011.  The change is due to reasons described above, principally the increase in cost of revenue, and general and administrative expenses.

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

As of September 30, 2012, we had $344,554 of cash compared to $935,375 as of December 31, 2011.

Cash balance decreased $590,821 as of September 30, 2012 as compared with $935,375 as of December 31, 2011 due to raw material costs increasing significantly during the year.   For the purpose of cost reduction, the Company has implemented a policy to build up a higher reserve of raw materials inventory through careful procurements in light of anticipated rising prices on raw materials. As raw materials relate to the manufacturing of organic fertilizers, liquid fertilizers, pesticides and insecticides, they are better preserved in the nature of finished goods.  As of September 30, 2012, the Company therefore maintained an inventory of finished goods of $2,904,124 in line with the Company’s budgeted sales for the latter half of the year and the first quarter in 2013.  This has a negative impact on the cash balance.  On November 17, 2011, the chairman issued an undertaking that the chairman will give his every endeavor and best effort to obtain necessary and adequate funding to meet the Company’s financial obligations as and when they are required thereby warranting that the manufacturing operations of the Company will not be affected.

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

Cash Flows

Operating:  We used $2,005,197 of cash for operating activities for the nine months ended September 30, 2012 compared to $2,830,406 of cash used in operating activities for the nine months ended September 30, 2011.  The cash used in operating consisted of a net loss of $2,279,132 offset by non cash expenses of depreciation and amortization of $1,277,928.  In preparation for greater sales, we increased inventory by $744,872 and increase our prepaid expenses by $917,493.  Our accounts payables also increased by $591,076 which increase our cash.

Investing:  Our investing activities for the nine months ended September 30, 2012 provided cash of $1,408,715, representing the addition of property and equipment of $15,985 and proceeds from a note receivable of $1,424,700 compared to cash provided by investing activities of $155,462 for the nine months ended September 30, 2011 representing the addition of property and equipment during this comparable period.

Financing.  During the nine months ended September 30, 2012, we used $1,425,501 of cash for the full repayment of our bank loan and received $1,425,501 from the proceeds of another new bank loan.  Our financing activities used $156,000 cash as a result of the partial repayment of a note payable for the nine months ended September 30, 2011.

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

During management’s assessment of the effectiveness of disclosure controls and procedures as of September 30, 2012, management identified deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) a lack of segregation of duties within accounting functions, (iii) our internal risk assessment functions, and (iv) our communication functions.

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

●
As of the quarter ended September 30, 2012, we have not yet established an effective risk assessment system that enables us to collect related information comprehensively and systematically, assess risks in a timely, realistic manner, and take appropriate measures to control risks effectively. The Company is working with its outside consultant to devise an effective risk assessment system and our Chief Financial Officer Junyan Tong is responsible for overseeing such measures.

●
As of the quarter ended September 30, 2012, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer, Ms. Tong, will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2012.

 Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

XBRL Instance Document*

XBRL Taxonomy Extension Calculation Linkbase Document*

XBRL Taxonomy Extension Definition Linkbase Document*

XBRL Taxonomy Extension Label Linkbase Document*

XBRL Taxonomy Extension Presentation Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODISEN BIOTECH, INC.

Dated: November 19, 2012	/s/ Lin Wang
Lin Wang
Chief Executive Officer and President
(principal executive officer)

Dated: November 19, 2012	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(principal financial officer and accounting officer )