Form 10-K
period 2012-12-31
BODISEN BIOTECH, INC
filed 2013-04-16
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐         Accelerated filer ☐

Non-accelerated filer ☐           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock on June 29, 2012 of $0.2915, was approximately $5,096,367.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 7, 2013, the registrant had 21,510,250 shares of common stock, par value $0.001 per share, issued and outstanding.

ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2012

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

PART I

ITEM 1. BUSINESS

Overview of Business

We are engaged in developing, manufacturing and selling organic fertilizers, liquid fertilizers, pesticides and insecticides in the People’s Republic of China, and have developed a product line of over 60items. We manufacture our proprietary product lines, which are then marketed and sold to distributors, which distributors in turn sell our products to farmers. In addition to our manufacturing and sales and marketing efforts, we conduct research and development to further improve existing products and to develop new formulae and products.

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

Our over 60 products are considered organic compound fertilizers. Organic compound fertilizer products are our leading product category, accounting for approximately 100% and 100%of our revenue in 2012 and 2011, respectively.

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

In June 2006, Yang Ling created another wholly owned subsidiary in Xinjiang, China by the name of “Xinjiang Bodisen Agriculture Material Co. Ltd.”

Industry Background and Markets

The People’s Republic of China is the exclusive market for our organic compound fertilizers. We sell our products within a group of 20 Chinese agricultural provinces and government-controlled cities. Approximately 80% of our sales are attributable to the local Shaanxi province, 8% of sales are attributable to Henan province, and 5% of sales are attributable to the neighboring Shanxi province. We also sell a smaller percentage of our products to additional provinces and government controlled cities, including Ningxia province, Guangdong province and Heilongjiang province.

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

Our Business and Products

As noted above in the “Business Overview” section of this report, we manufacture over 60 products which are considered organic compound fertilizers.

Organic compound fertilizers are our leading products, accounting for approximately 100% and 100%of our revenue in 2012 and 2011, respectively.

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

Methods of Distribution

We currently sell each of the products identified above through a network of over 98 regional distributors in the People’s Republic of China.These distributors in turn sell the products to the end-users (typically farmers). Typically, we enter into non-exclusive, short-term written distribution agreements with our distributors. Upon signing a distribution agreement, the distributor will indicate its intent to purchase specified products, and we agree to provide those products upon the distributor’s request. We generally make sales to distributors on a rolling basis. This means that there is a lag between when we deliver our products to our distributors (and recognize revenues for those shipments) and when we receive payment for those products. Typically, accounts are settled anywhere from one to two months and up to seven months after delivery of our products, often in connection with an order for additional product, although we may extend other payment terms to our distributors depending on their ability to pay. We also make advances to suppliers for the purchase of their materials. The products are then sold to farmers and other end-users by the distributor.

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

Two vendors, Xian Yang Xing Nong Fertilizer Co,. Ltd., and Si Chuan Hong Da Co,. Ltd. provided 16.30% and 15.19%, respectively, of the Company’s raw materials for the year ended December 31, 2012.Two vendors, Mei County Chun Chen Agricultural Meterial Co,. Ltd., and Fufeng Agricultural Meterial Co,. Ltd. provided 23.5% and 20.35%, respectively, of the Company’s raw materials for the year ended December 31, 2011.During 2012 and 2011, we did not experience any significant delays in receiving raw materials from our suppliers.

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

Customers

We sell our products directly to over 98 regional distributors in the People’s Republic of China through written sales contracts. Typically, these non-exclusive distribution contracts have a one-year term and, upon signing the contract, the distributor will indicate its intent to purchase a certain quantity of our products. Distributors who fail to place orders for the quantities estimated under these contracts are generally not held responsible for failing to place orders reflecting the estimated quantity.

All of our sales currently are directed to our distributors, and we do not make any sales directly to farmers or other end users of our products.

2 customers Hao Xi Gang and Feng Yuan Zheng, accounted for 11.59% and 8.85% of the Company’s sales for the year ended December 31, 2012.  2 customers Hao Xi Gang and Yang Ling Xin Sheng Trading Company Limited, accounted for 11.66% and 7.99% of the Company’s sales for the year ended December 31, 2011, respectively. Three customers accounted for 2.1% and 1.72% of the Company’s sales for the year ended December 31, 2010.

In November 2011 agricultural trade fair and exhibition in Yang Ling, we received approximately $6.6 million in commitments for 2012. In November 2012 agricultural trade fair and exhibition in Yang Ling, we received approximately $6 million in commitments for 2013.

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

Research and Development

In 2011, the budget on research and development was $0 because company is engaged in Xinjiang new facility‘s operation and test for the last two years and do not develop any new products.

In 2012, the budget on research and development was $2,536,000 because the company developed new products.

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

While we are subject to relevant environmental laws and regulations that require outlay of capital and the obtaining of relevant permits, we do not anticipate any extraordinary capital expenditures in 2012 for such purposes. We did not make any extraordinary capital expenditures in 2012 or 2011 related to compliance with environmental laws and regulations, including expenditures necessary to obtain relevant permits.

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

Employees

As of December 31, 2012, we had a total of 132 employees. Of these employees, approximately 11 were executives and senior managers, 16 were business and accounting staff, 2 were warehouse and purchasing staff, and 4 were drivers or secretaries. The balance consists of production workers. We have not experienced any work stoppages and we consider relations with our employees to be good. We are not a party to any collective bargaining agreements.

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

As of December 31, 2012, we had $294,539 of cash and cash equivalents. Although we expect that our cash and cash flow from operations will be sufficient to meet our anticipated needs for the next twelve months, if we decide to expand our business more broadly than currently estimated, or if our business grows more rapidly than we expect, we may need to raise additional financing in the future. Our ability to obtain additional funding would be subject to a number of factors, including market conditions, operational performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive, or unavailable, to us. If we are not able to obtain additional financing in the future, we will not be able to grow our business, which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

For the year ended December 31, 2012, 2vendors  Xian Yang Xing Nong Fertilizer Co,. Ltd., and Si Chuan Hong Da Co,. Ltd. provided 16.30% and 15.19%, respectively. For the year ended December 31, 2011, two vendors Mei County Chun Chen Agricultural Meterial Co,. Ltd. and Fufeng Agricultural MeterialCo,.Ltd. provided 23.5% and 20.35%, respectively. Although we have written agreements with these suppliers, we cannot guarantee that they will comply with the terms of our agreements, or that they will be able to deliver sufficient quantities of these raw materials in order for us to meet the increasing demand for our products. If we are not able to manufacture our products because of issues in the supply of necessary raw materials, it could have a material adverse effect on our business, financial condition and results of operations.

 Amounts indicated in our distribution contracts may not result in sales of the actual contract amount which could have an adverse effect on our financial results.

The Company enters into sales contracts with regional distributors in November ahead of the coming year. Typically, these non-exclusive distribution contracts have a one-year term and, upon signing the contract, the distributor will indicate its intent to purchase a certain quantity of our products. However, the actual demand of the products will be affected significantly by the weather conditions in the coming year.  Although have written sales contracts with these distributors, it cannot be guaranteed that the distributor will be able to place all orders as indicated in their respective contract.  A Distributor who fails to place an order for the quantity estimated under its respective contract is generally not held responsible for failing to place an order for such contractual amount.  During the fiscal years ended December 31, 2010, manufacturing and sales fell seriously short of the contract amounts as a result of the adverse weather conditions and water flooding.In fiscal 2012, written contracts existed for $7.5 million sales while actual sales were $7.0866 million (approximately 94.49% of estimated sales). In fiscal 2011, written contracts existed for $4.36 million sales while actual sales were $4.12 million (approximately 94.49% of estimated sales). If any of our customers continue to not place orders for their contractually agreed upon amounts, we could experience a reduction in revenue, profitability and liquidity.

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

As is typical in the People’s Republic of China, we generally sell our products to distributors on a rolling basis. This means that there is a lag between when we deliver our products to our distributors (and recognize revenues for those shipments) and when we receive payment for those products. Typically, accounts are settled anywhere from one to two months and up to seven months after delivery of our products, although we may extend other payment terms to our distributors depending on their ability to pay. Often times, if a customer does not order additional products for delivery, we do not have significant leverage to ensure prompt payment of outstanding accounts. In addition to accounts receivables from customers, we also make advances to suppliers for the purchase of their materials. These activities expose us to risk of default. A farmer’s inability to sell his agricultural goods, or grow crops due to inclement weather, could hinder his ability to timely pay his credit obligations to our distributors, which affects their ability to make payment to us. Notably, in 2011 and 2010, many of our customers did not make payments to our company for products delivered and we no longer believe that we will be able to collect such payments. Further, we have no guarantee that our suppliers will meet their delivery obligations to our company in order for us to produce our goods in a timely fashion. As of December 31, 2012, we had accounts receivable, net of allowance for doubtful accounts, of $3,584,676, advances to suppliers of $39,576 and we had allowances for doubtful accounts of $475,122.  As of December 31, 2011, we had accounts receivable, net of allowance for doubtful accounts, of $3,840,546, advances to suppliers of $498,960 and we had allowances for doubtful accounts of $158,384.   If an unexpected number of our suppliers and creditors continue to default in their obligations to us, it could have a material adverse effect on our liquidity.

 Adverse weather conditions could reduce demand for our products, which could have a negative effect on our revenues.

Demand for our products fluctuates significantly with weather conditions, which may delay the use of our products on crops or render them unnecessary at all. In addition, demand for our products is also affected by natural disasters such as floods, drought, hail, tornadoes and earthquakes. If demand for our products declines, this would have a negative effect on our revenues. In addition, in the event that crop yields are reduced for any reason, including natural disasters, farmers may default on their payments to our distributors, who, in turn, could default on their payments to our company. Further, we have no guarantee that our suppliers will meet their delivery obligations to our company in order for us to produce our goods in a timely fashion. In 2007, for example, there was unseasonably cold spring weather in Shaanxi, which was followed by a flood and drought in the third quarter of 2007. These events affected crop plantings and the use of fertilizers, which had a material adverse effect on our 2007 revenues. Further, many of our customers did not make payments to our company in 2007 for products delivered and we had allowances for doubtful accounts of $475,122 at December 31, 2012 compared to $158,384 at December 31, 2011. Continued defaults could have a negative effect on our cash flows and results of operations.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the currency website www.xe.com, as of December 31, 2012, $1 = 6.35 Renminbi. As we rely entirely on revenue earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Yang Ling’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm Xi’an Pharmaceuticals’ business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 635 as opposed to RMB 650  prior to the appreciation.

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

Since July 23, 2012, we have been quoted on the middle tier of the OTC Markets Group, Inc. (f/k/a Pinksheets) (the “OTCQB”) under the symbol “BBCZ.”From February 1, 2010 until July 23, 2012, we were quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “BBCZ.” See Item 5 of this annual report for more information regarding the market for shares of our common stock. The Pink Sheets and the OTCBB are a significantly more limited market than the NYSE AMEX or NASDAQ and the quotation of our shares on the Pink Sheets or OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock in the United States. This could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the common stock price appreciates.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

The trading market for our securities could depend in part on the research and reports that securities analysts publish about our business and us. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our securities. If securities analysts do not cover our securities, the lack of research coverage may adversely affect their market prices. If we are covered by securities analysts, and our securities are the subject of an unfavorable report, the prices for our securities would likely decline. If one  or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price and/or trading volume to decline.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into or exercisable for shares of common stock will dilute the ownership interests of our current stockholders and may adversely affect the future market price of our common stock.

Sales of our common stock in the public market, either by us or by our current stockholders, or the perception that these sales could occur, could cause a decline in the market price of our securities. Nearly all of the shares of our common stock held by those of our current stockholders who are not affiliates may be immediately eligible for resale in the open market either in compliance with an exemption under Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, or pursuant to an effective resale registration statement that we have previously filed with the SEC. Such sales, along with any other market transactions, could adversely affect the market price of our common stock.

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

We also maintain two separate factories in Yang Ling, China, situated at differing locations within the Yang Ling Agriculture High-Tech Industries Demonstration Zone. These two factories occupy an aggregate of approximately 56,745 square meters of land and contain our three production lines, as well as office buildings, warehouses and two research laboratories. These leases require monthly rental payments of $2,755, and the leases expire in 2013.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

 PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since July 23, 2012, we have been quoted on the middle tier of the OTCQB under the symbol “BBCZ.”  From February 1, 2010 until July 23, 2012, we were quoted on the OTCBB under the symbol “BBCZ.” In addition, since February 6, 2006, our common stock has been traded on AIM, a market operated by the London Stock Exchange plc, under the symbol “BODI.”

The following table sets forth the closing price of our common stock as quoted on the OTCQB and the OTCBB for the periods indicated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2011	$0.80	$0.41
2nd Quarter 2011	$1.00	$0.38
3rd Quarter 2011	$0.47	$0.27
4th Quarter 2011	$0.45	$0.30
1st Quarter 2012	$0.39	$0.24
2nd Quarter 2012	$0.33	$0.2311
3rd Quarter 2012	$0.2915	$0.11
4th Quarter 2012	$0.1525	$0.06

As of March _14_, 2013, there were approximately 2,567 holders of record of our common stock.

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

Accordingly, we established a reserve for the annual contribution of 10% of net income to the welfare fund, and the amount included in the statutory reserve for the years ended December 31, 2012 and 2011 amounted to $0 and $0, respectively.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSISOF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following information should be read in conjunction with our selected consolidated financial and operating data and the accompanying consolidated financial statements and related notes thereto included elsewhere in this annual report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in “Risk Factors” and “Note Regarding Forward Looking Statements.” Virtually all of our revenues and expenses are denominated in Renminbi ("RMB"), the currency of the People's Republic of China. Because we report our financial statements in U.S. dollars, we are exposed to translation risk resulting from fluctuations of exchange rates between the RMB and the U.S. dollar. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A devaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. See “Risk Factors.” We do not engage in currency hedging and to date, inflation has not had a material impact on our business.  Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2012 and 2011 and for the two-year period ended December 31, 2012.

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

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

Results of Operations

Year Ended December 31, 2012 as Compared to Year Ended December 31, 2011

	Year ended December 31		Change
	2012	2011	$	%

Revenue	$8,055,958	$7,684,778	$371,180	4.8

Cost of revenue	6,942,342	5,608,858	1,333,484	23.8

Gross profit	1,113,616	2,075,920	(962,304)	(46.4)

Operating expenses
Selling expenses	637,058	844,903	(207,845)	(24.6)
General and administrative expenses	4,950,485	3,491,847	1,458,638	41.8
Write down of property and equipment	9,057,267	-	9,057,267	100.0
Total operating expenses	14,644,810	4,336,750	10,308,060	237.7

Loss from operations	(13,531,194)	(2,260,830)	(11,270,364)	498.5

Non-operating income (expense):
Other income (expense)	(856)	(111,757)	110,901	(99.2)
Write down of investment in marketable security	(2,774,742)	-	(2,774,742)	100.0
Interest income	21,369	207,962	(186,593)	(89.7)
Interest expense	(84,379)	(145,747)	61,368	(42.1)
Total non-operating income(expense)	(2,838,608)	(49,542)	(2,789,066)	5,629.7

Net loss	$(16,369,802)	$(2,310,372)	$(14,059,430)	608.5

Revenue:  We generated revenue of $8,055,958 for the year ended December 31, 2012, an increase of $371,180 or 4.8%, compared to $7,684,778 for the year ended December 31, 2011.  The increase in revenue is primarily attributable to increased demand from customers for our new fertilizer.

Gross Profit:  We generated a gross profit of $1,113,616 for the year ended December 31, 2012, a decrease of $962,304 or 46.4%, compared to $2,075,920 for the year ended December 31, 2011.  Gross margin (gross profit as a percentage of revenue), was 13.8% for the year ended December 31, 2012, compared to 27.0% for the year ended December 31, 2011.  The decrease in the gross margin percentage was primarily attributable to the provision of deferred revenue under the cost recovery method which is affected by the timing of collections of our accounts receivable, offset by higher costs for raw materials.

Selling Expenses:  Aggregated selling expenses accounted for $637,058 of our operating expenses for the year ended December 31, 2012, a decrease of $207,845 or 24.6%, compared to $844,903 for the year ended December 31, 2011.  The decrease in our aggregated selling expense is primarily attributable to a decrease in advertising expenses in China of approximately $226,000 during the year ended December 31, 2012 compared to the year ended December 31, 2011 off set by an increase in stevedoring expenses of approximately $18,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011.

General and Administrative Expenses:  General and administrative expenses accounted for $4,950,485 of our operating expenses for the year ended December 31, 2012, an increase of $1,458,638 or 41.8%, compared to $3,491,847 for the year ended December 31, 2011.  The increase is principally due to:

i.	an increase in research and development expenses of approximately $2,536,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011;

ii.
a decrease in our bad debt expense (due to our strengthening its control policy over credit extended to customers) for the year ended December 31, 2012 compared to the year ended December 31, 2011 of approximately $422,000;

iii.	a decrease in repair expenses of approximately $752,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Non Operating Income and Expenses:  We had total non-operating expenses of $2,838,608 for the year ended December 31, 2012, a change of $2,789,066 compared to $49,542 for the year ended December 31, 2011.  The change is principally due to:

i.
a decrease in interest income of approximately $186,000 (due to full repayment of the note receivable in January 2012) during the year ended December 31, 2012 compared to the year ended December 31, 2011;

ii.	a decrease in interest expense of approximately $62,000 (due to full settlement of the bank loan in January 2012) during the year ended December 31, 2012 compared to the year ended December 31, 2011.

iii.	a write down investment in marketable security of approximately $2,775,000 of a long-term equity investment that was deemed to be other than temporary. There was no such write down in 2011.

Net loss:  We had a net loss of $16,369,802 for the year ended December 31, 2012, a change of $14,059,430 compared to $2,310,372 for the year ended December 31, 2011.  The change is due to reasons described above, principally the increase in cost of revenue, and general and administrative expenses and the write down of property and equipment and investment in marketable security.

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

As of December 31, 2012, we had $294,539 of cash compared to $935,375 as of December 31, 2011.

Cash balance decreased $640,836 as of December 31, 2012 as compared with $935,375 as of December 31, 2011 due to raw material costs increasing significantly during the year.   For the purpose of cost reduction, the Company has implemented a policy to build up a higher reserve of raw materials inventory through careful procurements in light of anticipated rising prices on raw materials. As raw materials relate to the manufacturing of organic fertilizers, liquid fertilizers, pesticides and insecticides, they are better preserved in the nature of finished goods.  As of December 31, 2012, the Company therefore maintained an inventory of finished goods of $1,673,812 in line with the Company’s budgeted sales for the first half of 2013.  This has a negative impact on the cash balance.  On March 19, 2013, the chairman issued an undertaking that the chairman will give his every endeavor and best effort to obtain necessary and adequate funding to meet the Company’s financial obligations as and when they are required thereby warranting that the manufacturing operations of the Company will not be affected.

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

Cash Flows

Operating:  We used $2,069,399 of cash for operating activities for the year ended December 31, 2012 compared to $2,816,911 of cash used in operating activities for the year ended December 31, 2011.  The cash used in operating consisted of a net loss of $16,369,802 offset by non cash expenses of depreciation and amortization of $1,695,280.   We had a loss of $9,057,267 for the write down of property and equipment and a loss of $2,774,742 for the write down of an investment which are a non cash transaction.

Investing:  Our investing activities for the year ended December 31, 2012 provided cash of $1,420,690, representing the addition of property and equipment of $16,005 and proceeds from a note receivable of $1,425,600 compared to cash provided by investing activities of $142,114 for the year ended December 31, 2011 representing the addition of property and equipment from $12,686 and proceeds from a note receivable of $154,800 during this comparable period.

Financing.  During the year ended December 31, 2012, we used $1,425,600 of cash for the full repayment of our bank loan and received $1,424,700 from the proceeds of another new bank loan.  Our financing activities used $154,800 cash as a result of the partial repayment of a bank loan for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

We currently do not have any material off-balance sheet arrangements except for the remaining pre-payments under the land-lease arrangement described above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2012 and 2011, begins on page F-1 of this Annual Report on Form 10-K.

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

 ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Lin Wang, our Chief Executive Officer, and Junyan Tong, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mssrs. Wang and Tong concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2012.

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

•
We have committed to the establishment of effective internal audit functions and have instituted various anti-fraud control and financial and account management policies and procedures to strengthen our internal controls over financial reporting.  Due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of 2012. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

•
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

•
As of the fiscal year ended December 31, 2012, we have not yet established an effective risk assessment system that enables us to collect related information comprehensively and systematically, assess risks in a timely, realistic manner, and take appropriate measures to control risks effectively. The Company is working with its outside consultant to devise an effective risk assessment system and our Chief Financial Officer Junyan Tong is responsible for overseeing such measures.

•
As of the fiscal year ended December 31, 2012, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer, Mr. Tong, will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2012.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our executive officers and directors as of April 15, 2013:

Name	Age	Position
Lin Wang	46	Chairman, Chief Executive Officer, President and Director
Bo Chen	55	Director
Junyan Tong	41	Chief Financial Officer
Chuangjun Yang	39	Chief Operating Officer
Chenglin Guo	44	Director
Qiong Wang	49	Director

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

Bo Chen, Director of the Company and of its subsidiary, Yang Ling - Mr. Chen is one of Bodisen’s original founders and stockholders. He served as Bodisen’s chairman from January 5, 2007 until April 19, 2012, as chief executive officer from  January 5, 2007 through April 29, 2011, and as president from 2004 through April 29, 2011. From August 1997 to August 2001, Mr. Bo Chen was Chief Operations Officer and Chief Technology Officer of Shaanxi Bodisen Chemical Co., Ltd. From July 1994 to December 1997, he was the Chief Executive Officer and President of Yang Ling Shikanglu Chemurgical Technology Development Co., Ltd. Mr. Chen received his Bachelor of Science degree from ShaanxiNormalCollege in July 1984.

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

The board and its committees held the following number of meetings during the fiscal year of 2012:

Board of Directors	4
Compensation Committee	4
Nominating Committee	4

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year. Our non-management directors did not meet in executive session during 2012.

Director Experience

The Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. The Board has also considered the fact that all of our directors have worked for, or served on the boards of directors of, a variety of companies in a range of industries. The Board believes that through their varying backgrounds, the Company’s directors bring a wealth of experiences, new ideas and solutions to the Board. Specifically, the Board has noted that our directors have the following skills and qualifications that, among others, have made them particularly suited to serve as a director of Bodisen:

•	Mr. Lin Wang has served in executive level positions at Bodisen since 1999. He has extensive knowledge of Bodisen and the fertilizer and chemical industries.
•	Mr. Bo Chen is a founder of Bodisen and has served in executive level positions at Bodisen since 2004. He has extensive knowledge of Bodisen and the fertilizer and chemical industries.
•
Ms. Qiong Wang is the former Chairwoman and CEO of Bodisen and also is a founder of Bodisen and has served in executive level positions at Bodisen since 2004.  She has extensive knowledge of Bodisen and the fertilizer and chemical industries and substantial experience in sales and marketing.

•	Mr. Chenglin Guo is the independent director of Bodisen. He has substantial management and sales experience.

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

Code of Ethics

We have adopted a code of ethics to apply to all of our executive officers, including our principal executive, financial and accounting officers, our directors, our financial managers and all employees are expected to adhere and promote regarding individual and peer responsibilities, and responsibilities to other employees, the Company, the public and other stakeholders.  Shareholders may request a free copy of the Code of Ethics by contacting the Investor Relations Department at our corporate offices by calling +86-29-87895373, or by sending an e-mail message to  info@bodisen.com .

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

Family Relationships

Mr. Bo Chen and Mrs.Qiong Wang are husband and wife. Mrs. Qiong Wang and Mr. Ying Wang are brother and sister.

Nominating Procedures

During 2012 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table contains information concerning the compensation of our executive officers and other most highly compensated executive officers for the fiscal year ended December 31, 2012.

Summary Compensation Table

Name And Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
Lin Wang, Chief Executive Officer	2012	$3,380	—	—	—	—	—	—	$3,380
	2011	$3,380	—	—	—	—	—	—	$3,380

 (1) All compensation for the officers identified in this table was paid in Chinese Renminbi, and is expressed in U.S. dollars based on the exchange rate in effect as of the last day of the relevant period. The exchange rates between the Renminbi and the U.S. dollar was 6.35 and 6.8 Renminbi to every one U.S. dollar at December 31, 2012 and 2011, respectively.

Outstanding Equity Awards at Fiscal Year-End

 There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2012.

Compensation of Directors

Directors of the Company did receive compensation for their services and reimbursement for their expenses as determined by the Board of Directors from time to time.

Name	Year	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bo Chen	2012	9,048	-	-	-	-	-	9,048 -
Qiong Wang	2012	7,159	-	-	-	-	-	7,159
Chenglin Guo	2012		-	-	-	-	-	-

(1) All compensation for the officers identified in this table was paid in Chinese Renminbi, and is expressed in U.S. dollars based on the exchange rate in effect as of the last day of the relevant period. The exchange rates between the Renminbi and the U.S. dollar was 6.35 Renminbi to every one U.S. dollar at December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 15, 2013, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent of our common stock; (ii) each of our current executive officers and directors; and (iii) our current directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)
Lin Wang	0	*
Bo Chen (3)	1,810,000	8.41%
Qiong Wang (3)	1,810,000	8.41%
Junyan Tong	0	*
ChenglinGuo	0	*
All officers and directors as a group (5 persons)	1,810,000	8.41%
5% or greater Shareholder Ana G. Brandt c/o LaRue Brandt 789 Meadow Brook Lane, Chambersburg, PA17201	2,217,000	10.3%

*	Less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Bodisen Biotech, Inc., Room 2001, FanMei Building, No. 1 NaguanZhengjie, Xi’an, Shaanxi, China, 710068.

(2)
Applicable percentage ownership is based on 21,510,250 shares of common stock outstanding as of April 7, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of April 7, 2013, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 7, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Bo Chen, Chairman, and Qiong Wang, chief executive officer, president and director, are husband and wife.  The shares reflected as being owned by Mr. Chen and Ms. Wang represent (i) 890,000 shares owned by Mr. Chen and (ii) 920,000 shares owned by Ms. Wang.   Each of Mr. Chen and Ms. Wang disclaims beneficial ownership in the shares of beneficially owned by the other.

(4)	Based on information in a Schedule 13D filed with the SEC which provided beneficial ownership asof June 29, 2012.

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for each of the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit our annual financial statements and review of the financial statements included our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees	$98,311	$98,311
Audit Related Fees	$39,312	39,312
Tax Fees	39,875	39,875
All Other Fees		-
Total	$177,498	$177,498

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

Bodisen Biotech, Inc.

April 16, 2013	By:	/s/ Lin Wang
Lin Wang
Chairman, Chief Executive Officer and President (Principal Executive Officer)

April 16, 2013	By:	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lin Wang
Lin Wang	Chairman, Chief Executive Officer and President (Principal Executive Officer)	April 16, 2013

/s/ Junyan Tong
Junyan Tong	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2013

/s/ Bo Chen
Bo Chen	Director	April 16, 2013

/s/ Chenglin Guo
Chenglin Guo	Director	April 16, 2013

/s/ Qiong Wang
Qiong Wang	Director	April 16, 2013

Bodisen Biotech, Inc. and Subsidiaries
Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2011

Contents

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2

Consolidated Statements of Operations and Other Comprehensive Loss
for the years ended December 31, 2012 and 2011	F-3

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2012 and 2011	F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2012 and 2011	F-5

Notes to Consolidated Financial Statements	F-6 - 16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bodisen Biotech, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bodisen Biotech, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity and cash flows for years ended December 31, 2012 and 2011.  The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bodisen Biotech, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company incurred a net loss of $16,369,802 for the year ended December 31, 2012 and has accumulated losses of $30,730,206 at December 31, 2012.  These matters are discussed in Note 2 to the consolidated financial statements that raises substantial doubt about the Company’s ability to continue as a going concern.  Financial support from the Company’s Chairman in regard to these matters are described in Note 2.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clement C. W. Chan & Co.
Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong
April 11, 2013

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	Notes	2012	2011

ASSETS

CURRENT ASSETS:
Cash		$294,539	$935,375
Accounts receivable, net of allowance for
doubtful accounts of $475,122 and $158,384	3	3,584,676	3,840,546
Other receivables		3,963	19,215
Note receivable	4, 8	-	1,415,700
Inventory	5	2,166,992	2,149,262
Advances to suppliers	3	39,576	498,960
Prepaid expense and other current assets		4,391	6,944

Total current assets		6,094,137	8,866,002

PROPERTY AND EQUIPMENT, net	3	11,541,347	22,003,784
MARKETABLE SECURITY, AVAILABLE-FOR-SALE	6	282,603	1,211,154
INTANGIBLE ASSETS, net	7	4,776,979	4,852,720

TOTAL ASSETS		$22,695,066	$36,933,660

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable		$532,266	$702,253
Accrued expenses		76,984	81,437
Deferred revenue	3	753,616	556,449
Bank loan	4, 8	1,426,500	1,415,700

Total current liabilities		2,789,366	2,755,839

Long-term bank loan		-	-

TOTAL LIABILITIES		2,789,366	2,755,839

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
nil issued and outstanding		-	-
Common stock, $0.0001 per share; 30,000,000 shares authorized
and 21,510,250 shares issued and outstanding		2,151	2,151
Additional paid-in capital		35,345,542	35,345,542
Accumulated other comprehensive income	3	10,973,725	8,876,044
Statutory reserve	11	4,314,488	4,314,488
Accumulated deficit		(30,730,206)	(14,360,404)
Total stockholders' equity		19,905,700	34,177,821

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$22,695,066	$36,933,660

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Revenue	$8,055,958	$7,684,778

Cost of revenue	6,942,342	5,608,858

Gross profit	1,113,616	2,075,920

Operating expenses
Selling expenses	637,058	844,903
General and administrative expenses (note 2)	4,950,485	3,491,847
Write down of property and equipment (note 3)	9,057,267	-
Total operating expenses	14,644,810	4,336,750

Loss from operations	(13,531,194)	(2,260,830)

Non-operating income (expense):
Other income (expense)	(856)	(111,757)
Write down of investment in marketable security (note 6)	(2,774,742)	-
Interest income	21,369	207,962
Interest expense	(84,379)	(145,747)
Total non-operating income	(2,838,608)	(49,542)

Net loss	(16,369,802)	(2,310,372)

Other comprehensive loss
Foreign currency translation gain	479,103	1,220,453
Unrealized (loss) on marketable equity security	(1,156,164)	(7,569,713)
Reclassification for other-than-temporary loss on marketable equity security	2,774,742	-
Total other comprehensive loss	2,097,681	(6,349,260)

Comprehensive loss	$(14,272,121)	$(8,659,632)

Weighted average shares outstanding :
Basic	21,510,250	21,510,250
Diluted	21,510,250	21,510,250

Earnings (loss) per share:
Basic	$(0.76)	$(0.11)
Diluted	$(0.76)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2012

				Accumulated
				Other			Total
	Common Stock		Additional Paid	Comprehensive	Statutory	Accumulated	Stockholders'
	Shares	Amount	in Capital	Income	Reserve	Deficit	Equity

Balance, December 31, 2010	21,510,250	2,151	$35,345,542	15,225,304	4,314,488	(12,050,032)	42,837,453

Change in foreign currency translation gain	-	-	-	1,220,453	-	-	1,220,453

Change in unrealized loss on marketable equity security, net of tax	-	-	-	(7,569,713)	-	-	(7,569,713)

Net loss	-	-	-	-	-	(2,310,372)	(2,310,372)

Transfer to statutory reserve	-	-	-	-	-	-	-

Balance, December 31, 2011	21,510,250	$2,151	$35,345,542	$8,876,044	$4,314,488	$(14,360,404)	$34,177,821

Change in foreign currency translation gain	-	-	-	479,103	-	-	479,103

Change in unrealized loss on marketable equity security, net of tax	-	-	-	(1,156,164)	-	-	(1,156,164)

Reclassification for other-than-temporary loss on marketable equity security	-	-	-	2,774,742	-	-	2,774,742

Net loss	-	-	-	-	-	(16,369,802)	(16,369,802)

Transfer to statutory reserve	-	-	-	-	-	-	-

Balance, December 31, 2012	21,510,250	$2,151	$35,345,542	$10,973,725	$4,314,488	$(30,730,206)	$19,905,700

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,369,802)	$(2,310,372)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,695,280	1,832,487
Allowance for (recovery of) bad debts	315,530	722,965
Write down of property and equipment	9,057,267	-
Write down of investment	2,774,742	-
(Gain) on disposal of equipment	(4,579)	-
(Increase) / decrease in assets:
Accounts receivable	(30,361)	89,152
Other receivables	15,399	(9,536)
Inventory	(1,334)	(892,486)
Advances to suppliers	463,190	188,339
Prepaid expense	2,605	1,941
Increase / (decrease) in current liabilities:
Accounts payable	(175,265)	(590,891)
Accrued expenses	192,921	(54,650)
Deferred revenue	3,552	(1,101,280)
Other payables	(8,544)	(692,580)
Net cash used in operating activities	(2,069,399)	(2,816,911)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(16,005)	(12,686)
Proceeds from sale of property and equipment	11,095	-
Proceeds from repayment of note receivable	1,425,600	154,800

Net cash provided by investing activities	1,420,690	142,114

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loan	1,424,700	-
Repayment of bank loan	(1,425,600)	(154,800)

Net cash used in financing activities	(900)	(154,800)

Effect of exchange rate changes on cash and cash equivalents	8,773	89,763

NET DECREASE IN CASH	(640,836)	(2,739,834)

CASH, BEGINNING OF PERIOD	935,375	3,675,209

CASH, END OF PERIOD	$294,539	$935,375

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$84,379	145,747
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2012 AND 2011

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

Note 2 – Going Concern

The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $16,369,802 for the year ended December 31, 2012 and had accumulated losses of $30,730,206 at December 31, 2012.  These create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, the Company’s Chairman has issued a letter of undertaking that he will provide financial support to the Company (Note 16).  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

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

Contingencies

Certain conditions may exist as of the date the financial statements are issues, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel asses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.  There were no contingencies of the type as of December 31, 2012 and 2011.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2012 AND 2011

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but it is reasonably possible, or is probable but cannot be estimated, then the nature of the contingency liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.  There were no contingencies of this type as of December 31, 2012 and 2011.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Allowance for doubtful accounts as of December 31, 2012 and 2011 were $475,122 and $158,384, respectively.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2012 AND 2011

The following are the details of the property and equipment at December 31, 2012 and 2011, respectively:

	2012	2011
Operating equipment	$4,036,291	$10,500,004
Vehicles	64,510	633,860
Office Equipment	7,594	76,011
Buildings	7,432,952	15,432,646
	11,541,347	26,642,521
Less accumulated depreciation	-	(4,638,737)
Property and equipment, net	$11,541,347	$22,003,784

Depreciation expense for the years ended December 31, 2012 and 2011 was $1,582,519 and $1,696,310, respectively.  During the year ended December 31, 2012, the Company took an impairment charge of $9,057,267 related to its property and equipment.  There was no impairment charge taken during the year ended December 31, 2011.

Impairment losses are required to be reflected as a permanent write-down of the cost basis of the affected assets. Accordingly, previously recorded depreciation on the impaired property and equipment (i.e., accumulated depreciation) has been eliminated as of December 31, 2012 which was the date of the impairment charge.  Depreciation will be recorded based on the new cost basis and remaining estimated useful life of property and equipment beginning January 1, 2013.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review at December 31, 2012, the Company took an impairment charge related to its property and equipment for $9,057,267.  At December 31, 2011, there was no impairment of its long-lived assets.

Intangible Assets

Intangible assets consist of Rights to use land and Fertilizers proprietary technology rights. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the years ended December 31, 2012 and 2011 as the valuation report for the fair value of the land use rights exceeded the carrying value.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2012 AND 2011
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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis as of December 31, 2012 and 2011.

December 31, 2012
Description	Level 1	Level 2	Level 3
Assets
Marketable securities	$282,603	$-	$-

December 31, 2011
Description	Level 1	Level 2	Level 3
Assets
Marketable securities	$1,211,154	$-	$-

The following table represents our assets and liabilities by level measured at fair value on a non-recurring basis as of December 31, 2012 and 2011.

				Loss for
December 31, 2012				the year ended
Description	Level 1	Level 2	Level 3	December 31, 2012
Assets
Property and equipment	$-	$-	$11,541,347	$9,057,267

Loss for
December 31, 2011				the year ended
Description	Level 1	Level 2	Level 3	December 31, 2011
Assets
Property and equipment	$-	$-	$-	$-

Based on a quotation made by an independent third party, whose quotation was arrived at with reference to second-hand market conditions, and estimated remaining useful lives of the property and equipment in the nature of machineries.  Property and equipment with carrying amount of $20,598,614 were written down to their fair value of $11,541,347, resulting in an impairment charge of $9,057,267, which was included in net loss for the year ended December 31, 2012.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2012 AND 2011
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

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. For the years ended December 31, 2012 and 2011, the Company incurred advertising expenses of $494,925 and $716,337, respectively.

Shipping and Handling Costs

Shipping and handling costs consist primarily of transportation charges for delivery of goods to customers and are included in selling, general and administrative expenses.  The Company expenses all shipping cost when they are incurred.  For the years ended December 31, 2012 and 2011, the Company incurred transportation charges of $54,791 and $50,121, respectively.

Research and Development

The Company accounts for research and development costs in accordance with ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third party research and development costs are expensed when the contract work has been performed or as milestone results have been achieved as defined under the applicable agreement.  Company–sponsored research and development costs related to both present and future products are expensed in the period incurred.

Included in general and administrative expenses are substantial research and development expenditure that the Company incurred during the year for development of a new fertilizer (to be more exact, this is not a new fertilizer but different mixes and proportion of components making up the fertilizer for different regions in China, see explanation below), approximately $2,536,000 (RMB 16 million).  Substantial research and development expenses were incurred as:

i.	Fertilizer is made up of different components at different mixes (or proportions).
ii.
However, because China is such a vast country, different farming areas have different climates (weather, moisture, rainfall period over the year, how much rainfall in different periods of the year and so forth).

iii.
Research and development are incurred to ascertain what are the correct mixes or proportions of components of the fertilizers to satisfy farmers in different regions.  In fact, the local farmers voice out problems with the fertilizer they have been sold.  To meet customer’s needs, the Company has to and needs to continue with such kind of research and development investment.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2012 AND 2011
Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  The Company recognizes in the statement of operations the fair value at the vesting date for stock options and other equity-based compensation issued to non-employees. There were no options outstanding as of December 31, 2012.

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

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $10,973,725 and $10,494,622 at December 31, 2012 and 2011, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the years ended December 31, 2012 and 2011 other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains of $479,103 and $1,220,453, and unrealized (loss) on marketable equity security of $(1,156,164) and $(7,569,713), respectively.  A detail of accumulated other comprehensive income is summarized below:

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2012 AND 2011

			Other
	Foreign	Unrealized	Comprehensive
	Currency	Gain (loss)	Income
Balance, December 31, 2010	9,274,169	5,951,135	15,225,304
Adjustments	1,220,453	(7,569,713)	(6,349,260)
Balance, December 31, 2011	$10,494,622	$(1,618,578)	$8,876,044
Adjustments	479,103	(1,156,164)	(677,061)
Reclassification for other-than-temporary
loss on marketable equity security	-	2,774,742	2,774,742
Balance, December 31, 2012	$10,973,725	$-	$10,973,725

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no options as of December 31, 2012 and 426,000 options as of December 31, 2011 that were excluded from the diluted loss per share calculation due to their exercise price being greater than the Company’s average stock price for the year.

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

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2012 AND 2011
As of December 31, 2012, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 4 – Note Receivable

The note receivable balance at December 31, 2011 was unsecured, interest bearing at 9.1% per annum and was repaid in full on January 18, 2012.  The proceeds received on January 18, 2012 were used to pay back the bank loan (see note 8). The note receivable arose during the quarter ended March 31, 2012 and was unsecured, non interest bearing and was originally due on April 22, 2012.  The note receivable was repaid in full on April 22, 2012

Note 5 – Inventory

Inventory at December 31, 2012 and  2011 consisted of the following:

	2012	2011
Raw materials	$407,837	$638,878
Packaging	85,343	74,343
Finished goods	1,673,812	1,436,041
	$2,166,992	$2,149,262

Note 6 – Marketable Security

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  The Company had written down the value of this investment by $987,860 at December 31, 2008.  This investment was originally accounted for under the equity method and the Company recorded equity income in this investment through September 30, 2009.  During the fourth quarter of 2009, Jiali was purchased by China Pediatric Pharmaceuticals, Inc. (“China Pediatric”), a public company.  After the transaction, the Company owned 18.8% (or 2,018,590 shares) of China Pediatric.  The Company then changed the accounting method for the investment from the equity method to the fair value method.  At the date of the change, the investment was valued at $2,829,732.  As of December 31, 2012 and 2011, the fair value of the investment is $282,603 and $1,211,154, respectively, which is reflected in the consolidated balance sheet.  The Company recognized an unrealized (loss) of $(1,156,164) and $(7,569,713) for the years ended December 31, 2012 and 2011, respectively, in equity.  At December 31, 2012, the Company determined that the decline in value of its investment in China Pediatric (a marketable equity security) was other-than-temporary resulting in the cumulative unrealized loss on this marketable equity security totaling $2,774,742 being reclassified from accumulated other comprehensive income to retained earnings.

Note 7– Intangible Assets

Net intangible assets at December 31, 2012 and 2011 were as follows:

	2012	2011
Rights to use land	$5,406,639	$5,365,705
Fertilizers proprietary technology rights	1,268,000	1,258,400
	6,674,639	6,624,105
Less accumulated amortization	(1,897,660)	(1,771,385)
Intangibles, net	$4,776,979	$4,852,720

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2012 AND 2011

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

Amortization expense for the Company’s intangible assets amounted to $112,761 and $136,177 for the years ended December 31, 2012 and 2011, respectively.  Amortization of intangible assets for the next five years are as follows:

Year End	Amount
2013	108,133
2014	108,133
2015	108,133
2016	108,133
2017	108,133
Thereafter	4,236,314
$4,776,979

Note 8 – Bank Loan

On March 19, 2010, the Company obtained a bank loan for 10,000,000 RMB (approximately $1,517,000).  The loan bears an 8.1% annual interest rate, matures on March 19, 2012 and was secured by the Company’s rights to use land and facility.  This bank loan was repaid in full on January 18, 2012.  During the quarter ended June 30, 2012, the Company obtained another bank loan for 9,000,000 RMB (approximately $1,425,600).  The loan bears a 9.84% annual interest rate, matures on May 27, 2013 and is secured by the Company’s intangible assets in the nature of rights to use the land.

Note 9 – Stockholders Equity

Common stock

There was no stock based compensation incurred during the years ended December 31, 2012.

Note 10 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations.  The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan.  From January 1, 2007 onwards, no provision for employee welfare is allowed in accordance with the revised PRC regulations.  The total expense for the above plan were $0 for the years ended December 31, 2012 and 2011.  The Company has recorded welfare payable of $0 at December 31, 2012 and 2011.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2012 AND 2011
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

The Company did not appropriate a reserve for the statutory surplus reserve and welfare fund for the years ended December 31, 2012 and 2011.

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

Future minimum lease payments under operating leases are as follows, by years as of December 31, 2012:

Year	Amount
2013	$4,030

 Note 13 – Current Vulnerability Due to Certain Concentrations

Three vendors provided 16%, 16% and 15% of the Company’s raw materials for the year ended December 31, 2012 and two vendors provided 23%, and 21% of the Company’s raw materials for the year ended December 31, 2011.

Two customers accounted for 14% and 9% of the Company’s sales for the year ended December 31, 2012. Two customers accounted for 17% and 12% of the Company’s sales for the year ended December 31, 2011.

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

Note 14 – Income Taxes

At December 31, 2012, the Company has available for US and China income tax purposes a net operating loss carry forward of approximately $6,120,000 and $13,120,000, respectively that begin to expire in 2019 and 2022, respectively.  These net operating loss carry forwards may be used to offset future taxable income.  The Company is no longer subject to US income tax examinations by tax authorities for years before 2009. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.    All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.  Currently the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECMEBER 31, 2012 AND 2011

At December 31, 2012 and 2011, the significant components of the deferred tax assets (liabilities) are summarized below:

	2012	2011

Deferred tax assets:
Net operating loss - United States	$2,082,000	$1,985,000
Net operating loss - China	3,279,000	1,651,000
Write down of property and equipment - China	2,264,000	-
Unrealized investment loss	-	405,000
Deferred revenue	188,000	139,000
Allowance for doubtful accounts	119,000	40,000
Total deferred tax assets	7,932,000	4,220,000
Deferred tax liability:
Unrealized investment gain	-	-
Total deferred liability	-	-
Net deferred tax asset	7,932,000	4,220,000
Less valuation allowance	(7,932,000)	(4,220,000)
	$-	$-

The valuation allowance increased by $3,712,000 and $2,499,000, respectively, during the years ended December 31, 2012 and 2011.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011

Federal income tax rate	-34.0%	-34.0%
Foreign tax rate difference	9.0%	9.0%
Use of prior year NOLs	0.0%	0.0%
Increase in valuation allowance	25.0%	25.0%
Effective income tax rate	0.0%	0.0%

Note 15 – Litigation

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

Note 16 – Chairman Financial Undertaking

On March 19, 2013, the Chairman of the Board issued an undertaking that he will give his every endeavor and effort to obtain necessary and adequate funding to meet the Company’s financial obligations as when they are required thereby warranting that the manufacturing operations of the Company will not be affected.   As of the date hereof no such funding has been needed by the Company.  However, there can be no assurance that the Chairman will be successful in this undertaking.

Note 17 – Subsequent Events

Pursuant to ASC 855-10, the Company has evaluated all events or transactions that occurred from January 1, 2013, through the filing with the SEC.  The Company did not have any material recognizable subsequent events during this period.