Form 10-Q
period 2013-06-30
BODISEN BIOTECH, INC
filed 2013-09-11
CIK 1178552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August  14, 2013: 21,510,250.

ITEM 1.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
	Notes	2013	2012
		(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash		$149,230	$294,539
Accounts receivable, net of allowance for
doubtful accounts of $1,153,418 and $475,122	3	1,705,873	3,584,676
Other receivables		26,546	3,963
Due from a related party	4	943,918	-
Inventory	5	1,506,643	2,166,992
Advances to suppliers	3	45,210	39,576
Prepaid expense and other current assets		19,198	4,391

Total current assets		4,396,618	6,094,137

PROPERTY AND EQUIPMENT, net	3	10,028,611	11,541,347
MARKETABLE SECURITY, AVAILABLE-FOR-SALE	6	211,952	282,603
INTANGIBLE ASSETS, net	7	4,818,883	4,776,979

TOTAL ASSETS		$19,456,064	$22,695,066

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable		$367,854	$532,266
Accrued expenses		67,249	76,984
Deferred revenue	3	645,631	753,616
Bank loan	8	-	1,426,500

Total current liabilities		1,080,734	2,789,366

Long-term bank loan		-	-

TOTAL LIABILITIES		1,080,734	2,789,366

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 per share; authorized 5,000,000 shares;
nil issued and outstanding		-	-
Common stock, $0.0001 per share; 30,000,000 shares authorized
and 21,510,250 shares issued and outstanding		2,151	2,151
Additional paid-in capital		35,345,542	35,345,542
Accumulated other comprehensive income	3	11,293,591	10,973,725
Statutory reserve	11	4,314,488	4,314,488
Accumulated deficit		(32,580,442)	(30,730,206)
Total stockholders' equity		18,375,330	19,905,700

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$19,456,064	$22,695,066

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$682,357	$1,428,557	$934,221	$2,509,523

Cost of revenue	473,786	1,138,190	698,252	1,890,532

Gross profit	208,571	290,367	235,969	618,991

Operating expenses
Selling expenses	6,737	47,973	26,061	549,601
General and administrative expenses	1,098,398	1,320,993	1,597,978	2,139,602
Total operating expenses	1,105,135	1,368,966	1,624,039	2,689,203

Loss from operations	(896,564)	(1,078,599)	(1,388,070)	(2,070,212)

Non-operating income (expense):
Other income (expense)	(405,519)	(1,676)	(405,755)	(2,288)
Interest income	77	385	359	20,761
Interest expense	(20,971)	(5,278)	(56,770)	(16,589)
Total non-operating income (expense)	(426,413)	(6,569)	(462,166)	1,884

Net loss	(1,322,977)	(1,085,168)	(1,850,236)	(2,068,328)

Other comprehensive loss
Foreign currency translation gain	384,302	19,631	390,517	230,586
Unrealized gain (loss) on marketable equity security	(282,603)	(2,331,471)	(70,651)	60,558
Total other comprehensive income (loss)	101,699	(2,311,840)	319,866	291,144

Comprehensive loss	$(1,221,278)	$(3,397,008)	$(1,530,370)	$(1,777,184)

Weighted average shares outstanding :
Basic	21,510,250	21,510,250	21,510,250	21,510,250
Diluted	21,510,250	21,510,250	21,510,250	21,510,250

Earnings (loss) per share:
Basic	$(0.06)	$(0.05)	$(0.09)	$(0.10)
Diluted	$(0.06)	$(0.05)	$(0.09)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,850,236)	$(2,068,328)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	561,483	849,434
Allowance for (recovery of) bad debts	661,793	(22,583)
Loss on disposal of equipment	414,176	-
(Increase) / decrease in assets:
Accounts receivable	1,272,326	2,374,191
Other receivables	(22,279)	11,731
Inventory	698,490	(2,636,881)
Due from a related party	(934,584)	-
Advances to suppliers	(4,762)	(529,469)
Prepaid expense	(14,570)	(15,433)
Increase / (decrease) in current liabilities:
Accounts payable	(173,544)	353,277
Accrued expenses	(28,956)	(27,647)
Deferred revenue	(122,452)	(239,607)
Other payables	17,949	7,625
Net cash provided by (used in) operating activities	474,834	(1,943,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(15,994)
Proceeds from sale of property and equipment	817,020	-
Proceeds from repayment of note receivable	-	1,425,501

Net cash provided by investing activities	817,020	1,409,507

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loan	-	1,425,501
Repayment of bank loan	(1,441,800)	(1,425,501)

Net cash used in financing activities	(1,441,800)	-

Effect of exchange rate changes on cash and cash equivalents	4,637	6,550

NET DECREASE IN CASH	(145,309)	(527,633)

CASH, BEGINNING OF PERIOD	294,539	935,375

CASH, END OF PERIOD	$149,230	$407,742

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$56,770	16,589
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bodisen Biotech, Inc., a Delaware corporation (the “Company” or “Bodisen”), pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  The results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Note 2 – Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,850,236 for the six months ended June 30, 2013 and had accumulated losses of $32,580,442 at June 30, 2013.  These create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, the Company’s Chairman has issued a letter of undertaking that he will provide financial support to the Company (Note 15).  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Contingencies

Certain conditions may exist as of the date the financial statements are issues, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.  There were no contingencies of the type as of June 30, 2013 and December 31, 2012.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but it is reasonably possible, or is probable but cannot be estimated, then the nature of the contingency liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.  There were no contingencies of this type as of June 30, 2013 and December 31, 2012.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.  Allowance for doubtful accounts as of June 30, 2013 and December 31, 2012 were $1,153,418 and $475,122, respectively.

Advances to Suppliers

The Company advances to certain vendors for purchase of its materials. The advances to suppliers are interest free and unsecured.

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Operating equipment	10 years
Vehicles	8 years
Office equipment	5 years
Buildings	30 years

The following are the details of the property and equipment at June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012
Operating equipment	$2,772,760	$4,036,291
Vehicles	60,999	64,510
Office Equipment	7,017	7,594
Buildings	7,587,708	7,432,952
	10,428,484	11,541,347
Less accumulated depreciation	(399,873)	-
Property and equipment, net	$10,028,611	$11,541,347

Depreciation expense for the three and six months ended June 30, 2013 and 2012 was $252,222 and $504,498 and $395,308 and $793,093, respectively.

Impairment losses are required to be reflected as a permanent write-down of the cost basis of the affected assets.  Accordingly, previously recorded depreciation on the impaired property and equipment (i.e. accumulated depreciation) has been eliminated as of December 31, 2012 which was the date of the impairment charge.  Depreciation has since been recorded based on the new cost basis and the remaining estimated useful life of property and equipment from the beginning of January 1, 2013.

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

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. At June 30, 2013, there was no impairment of its long-lived assets.  Based on its review at December 31, 2012, the Company took an impairment charge related to its property and equipment for $9,057,267.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Intangible Assets

Intangible assets consist of Rights to use land and Fertilizers proprietary technology rights. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the three and six months ended June 30, 2013 and 2012 as the valuation report for the fair value of the land use rights exceeded the carrying value.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other receivables, advances to suppliers and accounts payable, the carrying amounts approximate their fair values due to their short maturities.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The three levels of valuation hierarchy are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

June 30, 2013	Level 1	Level 2	Level 3
Assets Description
Marketable securities	$211,952	$-	$-

December 31, 2012	Level 1	Level 2	Level 3
Assets Description
Marketable securities	$282,603	$-	$-

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

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. For the three and six months ended June 30, 2013, the Company incurred advertising expenses of $0 and $12,816, respectively. For the three and six months ended June 30, 2012, the Company incurred advertising expenses of $12,149 and $473,688, respectively.

Shipping and Handling Costs

Shipping and handling costs consist primarily of transportation charges for delivery of goods to customers and are included in selling, general and administrative expenses.  The Company expenses all shipping cost when they are incurred.  For the three and six months ended June 30, 2013, the Company incurred transportation charges of $0 and $0, respectively. For the three and six months ended June 30, 2012, the Company incurred transportation charges of $20,587 and $35,186, respectively.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  The Company recognizes in the statement of operations the fair value at the vesting date for stock options and other equity-based compensation issued to non-employees. There were no options outstanding as of June 30, 2013.

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
JUNE 30, 2013
(UNAUDITED)

Foreign Currency Transactions and Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company’s Chinese subsidiaries is the Chinese Yuan Renminbi.  Translation gains of $11,364,242 and $10,973,725 at June 30, 2013 and December 31, 2012, respectively are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.  During the three and six months ended June 30, 2013 and 2012 other comprehensive income in the consolidated statements of operations and other comprehensive income included translation gains of $384,302 and $390,517 and $19,631 and $230,586, and unrealized gain (loss) on marketable equity security of ($282,603) and ($70,651) and ($2,331,471) and $60,558, respectively.  A detail of accumulated other comprehensive income is summarized below:

			Total
			Other
	Foreign	Unrealized	Comprehensive
	Currency	(loss)	Income
Balance, December 31, 2012	$10,973,725	$-	$10,973,725
Adjustments	390,517	(70,651)	319,866
Balance, June 30, 2013	$11,364,242	$(70,651)	$11,293,591

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no options as of June 30, 2013 and 2012 that were excluded from the diluted loss per share calculation due to their exercise price being greater than the Company’s average stock price for the year.

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
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Recent Accounting Pronouncements

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

As of June 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 4 – Due From a Related Party

The Company had a receivable due from a related party.  As of June 30, 3013 and December 31, 2012, the amount due from a related party was $943,918 and $0, respectively.  The amount due is unsecured, non-interest bearing and is repayable on demand.

Note 5 – Inventory

Inventory at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
Raw materials	$416,328	$407,837
Packaging	86,879	85,343
Finished goods	1,003,436	1,673,812
	$1,506,643	$2,166,992

Note 6 – Marketable Security

During 2008, the Company exchanged $3,291,264 of receivables for a 28.8% ownership interest in a Chinese company, Shanxi Jiali Pharmaceutical Co. Ltd (“Jiali”).  The Company had written down the value of this investment by $987,860 at December 31, 2008.  This investment was originally accounted for under the equity method and the Company recorded equity income in this investment through September 30, 2009.  During the fourth quarter of 2009, Jiali was purchased by China Pediatric Pharmaceuticals, Inc. (“China Pediatric”), a public company.  After the transaction, the Company owned 18.8% (or 2,018,590 shares) of China Pediatric.  The Company then changed the accounting method for the investment from the equity method to the fair value method.  At the date of the change, the investment was valued at $2,829,732.  As of June 30, 2013 and December 31, 2012, the fair value of the investment is $211,952 and $282,603, respectively, which is reflected in the consolidated balance sheet.  The Company recognized an unrealized gain (loss) of ($282,603) and ($2,331,471) and ($70,651) and $60,558 for the three and six months ended June 30, 2013 and 2012, respectively, which is reflected in accumulated other comprehensive income in the consolidated statement of stockholder’s equity.  At December 31, 2012, the Company determined that the decline in value of its investment in China Pediatric (a marketable equity security) was other-than-temporary resulting in the cumulative unrealized loss on this marketable equity security totaling $2,774,742 being reclassified from accumulated other comprehensive income to retained earnings.

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Note 7– Intangible Assets

Net intangible assets at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
Rights to use land	$5,613,681	$5,406,639
Fertilizers proprietary technology rights	1,294,400	1,268,000
	6,908,081	6,674,639
Less accumulated amortization	(2,089,198)	(1,897,660)
Intangibles, net	$4,818,883	$4,776,979

The Company’s office and manufacturing site is located in Yang Ling Agricultural High-Tech Industries Demonstration Zone in the province of Shaanxi, People’s Republic of China. The Company leases land under a real estate contract with the Yang Ling Government of People’s Republic of China for a period from November 2001 through November 2051. In accordance with the People’s Republic of China’s Governmental regulations, the Government owns all land.

During July 2003, the Company leased another parcel of land under a real estate contract with the Yang Ling government of the People’s Republic of China for a period from July 2003 through June 2053.

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

Amortization expense for the Company’s intangible assets amounted to $28,943 and $56,985 and $28,845 and $56,341 for the three and six months ended June 30, 2013 and 2012, respectively.  Amortization of intangible assets for the next five years are as follows:

Year End	Amount
2013	57,554
2014	115,109
2015	115,109
2016	115,109
2017	115,109
Thereafter	4,300,893
$4,818,883

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Note 8 – Bank Loan

During the quarter ended June 30, 2012, the Company obtained a bank loan for 9,000,000 RMB (approximately $1,425,600).  The loan bore a 9.84% annual interest rate, matured on May 27, 2013 and was secured by the Company’s intangible assets in the nature of rights to use the land.  The loan was repaid in full on its due date.

Note 9 – Stockholders Equity

Common stock

There was no stock based compensation incurred during the three and six months ended June 30, 2013.

Note 10 – Employee Welfare Plans

The Company has established its own employee welfare plan in accordance with Chinese law and regulations.  The Company makes annual contributions of 14% of all employees’ salaries to employee welfare plan.  From January 1, 2007 onwards, no provision for employee welfare is allowed in accordance with the revised PRC regulations.  The total expense for the above plan were $0 for the three and six months ended June 30, 2013 and 2012.  The Company has recorded welfare payable of $0 at June 30, 2013 and December 31, 2012.

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

The Company did not appropriate a reserve for the statutory surplus reserve and welfare fund for the three and six months ended June 30, 2013 and 2012.

Note 12 – Factory Location and Lease Commitments

The Company’s principal executive offices are located in the Shaanxi province, People’s Republic of China. BBST owns two factories, which includes three production lines, an office building, one warehouse, and two research labs and, is located on 10,900 square meters of land. The Company leases its office premises under an operating lease agreement that requires monthly rental payments of $3,152 and the leases expire in 2018.

Future minimum lease payments under operating leases are as follows, by years as of June 30, 2013:

Year End	Amount
2013	18,912
2014	37,824
2015	37,824
2016	37,824
2017	37,824
2018	4,612
$174,820

BODISEN BIOTECH, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

 Note 13 – Current Vulnerability Due to Certain Concentrations

No vendor provided over 10% of the Company’s raw materials for the six months ended June 30, 2013 and two vendors provided 17%, and 14% of the Company’s raw materials for the six months ended June 30, 2012.

Four customers accounted for 35%, 22%, 20% and 13% of the Company’s sales for the six months ended June 30, 2013. Two customers accounted for 30% and 14% of the Company’s sales for the six months ended June 30, 2012.

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

Note 15 – Chairman Financial Undertaking

On August 27, 2013, the Chairman of the Board issued an undertaking that he will give his every endeavor and effort to obtain necessary and adequate funding and recovery of amount due from a related party to meet the Company’s financial obligations as when they are required thereby warranting that the manufacturing operations of the Company will not be affected.   As of the date hereof no such funding has been needed by the Company.  However, there can be no assurance that the Chairman will be successful in this undertaking.

Note 16 – Subsequent Events

Pursuant to ASC 855-10, the Company has evaluated all events or transactions that occurred from July 1, 2013, through the filing with the SEC.  The Company did not have any material recognizable subsequent events during this period.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States (“GAAP”)  to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

Results of Operations

Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012

	Three Months Ended June 30,		Change
	2013	2012	$	%

Revenue	$682,357	$1,428,557	$(746,200)	(52.2)

Cost of revenue	473,786	1,138,190	(664,404)	(58.4)

Gross profit	208,571	290,367	(81,796)	(28.2)

Operating expenses
Selling expenses	6,737	47,973	(41,236)	(86.0)
General and administrative expenses	1,098,398	1,320,993	(222,595)	(16.9)
Total operating expenses	1,105,135	1,368,966	(263,831)	(19.3)

Loss from operations	(896,564)	(1,078,599)	182,035	(16.9)

Non-operating income (expense):
Other income (expense)	(405,519)	(1,676)	(403,843)	24,095.6
Interest income	77	385	(308)	(80.0)
Interest expense	(20,971)	(5,278)	(15,693)	297.3
Total non-operating income(expense)	(426,413)	(6,569)	(419,844)	6,391.3

Net loss	$(1,322,977)	$(1,085,168)	$(237,809)	21.9

Revenue:  We generated revenue of $682,357 for the three months ended June 30, 2013, a decrease of $746,200 or 52.2%, compared to $1,428,557 for the three months ended June 30, 2012.  The decrease in revenue is primarily attributable to the Company’s new products not receiving market acceptance by customers.

Gross Profit:  We generated a gross profit of $208,571 for the three months ended June 30, 2013, a decrease of $81,796 or 28.2%, compared to $290,367 for the three months ended June 30, 2012.  Gross margin (gross profit as a percentage of revenue), was 30.6% for the three months ended June 30, 2013, compared to 20.3% for the three months ended June 30, 2012.  The increase in the gross margin percentage was primarily attributable to the provision of deferred revenue under the cost recovery method which is affected by the timing of collections of our accounts receivable.

Selling Expenses:  Aggregated selling expenses accounted for $6,737 of our operating expenses for the three months ended June 30, 2013, a decrease of $41,236 or 86.0%, compared to $47,973 for the three months ended June 30, 2012.  The decrease in our aggregated selling expense is primarily attributable to a decrease in advertising expenses.

General and Administrative Expenses:  General and administrative expenses accounted for $1,098,398 of our operating expenses for the three months ended June 30, 2013, a decrease of $222,595 or 16.9%, compared to $1,320,993 for the three months ended June 30, 2012.  The decrease is principally due to the increase in our bad debt allowance of account receivable balance of approximately $650,000 and a decrease in research and development expenses of approximately $960,000 during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Non Operating Income and Expenses:  We had total non-operating expenses of $426,413 for the three months ended June 30, 2013, a change of $419,844 compared to $6,569 for the three months ended June 30, 2012.  The change is principally due to:

i.	an increase in interest expense of $15,693 (due to inception of new loan in June 2012) during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

ii.	an increase in loss on disposal of property and equipment of approximately $415,000 during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Net loss:  We had a net loss of $1,322,977 for the three months ended June 30, 2013, a change of $237,809 compared to $1,085,168 for the three months ended June 30, 2012.  The change is due to reasons described above, principally the decrease in revenue and increase in non-operating expense.

Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012

	Six Months Ended June 30,		Change
	2013	2012	$	%

Revenue	$934,221	$2,509,523	$(1,575,302)	(62.8)
Cost of revenue	698,252	1,890,532	(1,192,280)	(63.1)
Gross profit	235,969	618,991	(383,022)	(61.9)

Operating expenses
Selling expenses	26,061	549,601	(523,540)	(95.3)
General and administrative expenses	1,597,978	2,139,602	(541,624)	(25.3)
Total operating expenses	1,624,039	2,689,203	(1,065,164)	(39.6)
Loss from operations	(1,388,070)	(2,070,212)	682,142	(33.0)

Non-operating income (expense):
Other income (expense)	(405,755)	(2,288)	(403,467)	17,634.0
Interest income	359	20,761	(20,402)	(98.3)
Interest expense	(56,770)	(16,589)	(40,181)	242.2
Total non-operating income(expense)	(462,166)	1,884	(464,050)	(24,631.1)
Net loss	$(1,850,236)	$(2,068,328)	$218,092	(10.5)

Revenue:  We generated revenue of $934,221 for the six months ended June 30, 2013, a decrease of $1,575,302 or 62.8%, compared to $2,509,523 for the six months ended June 30, 2012.  The decrease in revenue is primarily attributable to the Company’s new products not receiving market acceptance by customers.

Gross Profit:  We generated a gross profit of $235,969 for the six months ended June 30, 2013, a decrease of $383,022 or 61.9%, compared to $618,991 for the six months ended June 30, 2012.  Gross margin (gross profit as a percentage of revenue), was 25.3% for the six months ended June 30, 2013, compared to 24.7% for the six months ended June 30, 2012.  The increase in the gross margin was primarily attributable to the provision of deferred revenue under the cost recovery method which is affected by the timing of collections of our accounts receivable.

Selling Expenses:  Aggregated selling expenses accounted for $26,061 of our operating expenses for the six months ended June 30, 2013, a decrease of $523,540 or 95.3%, compared to $549,601 for the six months ended June 30, 2012.  The decrease in our aggregated selling expense is primarily attributable to a decrease in advertising expenses.

General and Administrative Expenses:  General and administrative expenses accounted for $1,597,978 of our operating expenses for the six months ended June 30, 2013, a decrease of $541,624 or 25.3%, compared to $2,139,602 for the six months ended June 30, 2012.  The decrease is principally due to the increase in our bad debt allowance of account receivable balance of approximately $685,000 and a decrease in research and development expenses of approximately$960,000 during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Non Operating Income and Expenses:  We had total non-operating expenses of $462,166 for the six months ended June 30, 2013, a change of $464,050 compared to income of $1,884 for the six months ended June 30, 2012.  The change is principally due to:

i.	a decrease in interest income of $20,402 (due to full repayment of the note receivable in January 2012) during the six months ended June 30, 2013 compared to the six months ended June 30, 2012;

ii.	an increase in interest expense of $40,181 (due to inception of new loan in June 2012) during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

iii.	an increase in loss on disposal of property and equipment of approximately $415,000 during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Net loss:  We had a net loss of $1,850,236 for the six months ended June 30, 2013, a change of $218,092 compared to $2,068,328 for the six months ended June 30, 2012.  The change is due to reasons described above, principally the decrease in revenue and increase in non-operating expense.

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

As of June 30, 2013, we had $149,230 of cash compared to $294,539 as of December 31, 2012.

Cash balance decreased to $145,309 as of June 30, 2013 as compared with $294,539 as of December 31, 2012 due to repayment of bank loan and advance to a related party during the period.  As of June 30, 2013, the Company therefore maintained an inventory of finished goods of $1,003,436 in line with the Company’s budgeted sales for the first half of 2013.  This has a negative impact on the cash balance.  On March 19, 2013, the chairman issued an undertaking that the chairman will give his every endeavor and best effort to obtain necessary and adequate funding to meet the Company’s financial obligations as and when they are required thereby warranting that the manufacturing operations of the Company will not be affected.

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

Cash Flows

Operating:  We received $474,834 of cash for operating activities for the six months ended June 30, 2013 compared to cash used of $1,943,690 of cash used in operating activities for the six months ended June 30, 2012.  The cash used in operating consisted of a net loss of $1,850,236 offset by non cash expenses of depreciation and amortization of $561,483, an increase in allowance for bad debts of $661,793, loss on disposal of equipment of $414,176 and due from a related party of $934,584 and a decrease in accounts receivable of $1,272,326 and inventory of $698,490.

Investing:  Our investing activities for the six months ended June 30, 2013 provided cash of $817,020 representing proceeds from sale of equipment $817,020 for the six months ended June 30, 2013, compared to cash provided by investing activities of $1,409,507 for the six months ended June 30, 2012 representing the addition of property and equipment from $15,994 and proceeds from a note receivable of $1,425,501 during this comparable period.

Financing.  During the six months ended June 30, 2013, we used $1,441,800 in financing activities by repaying our bank loan.  During the six months ended June 30, 2012, we received and paid back $1,425,501 in bank loans.

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

During management’s assessment of the effectiveness of disclosure controls and procedures as of June 30, 2013, management identified deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) a lack of segregation of duties within accounting functions, (iii) our internal risk assessment functions, and (iv) our communication functions.

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

●
We have committed to the establishment of effective internal audit functions and have instituted various anti-fraud control and financial and account management policies and procedures to strengthen our internal controls over financial reporting.  Due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources before the end of June 2013. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

●
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

●
As of the quarter ended June 30, 2013, we have not yet established an effective risk assessment system that enables us to collect related information comprehensively and systematically, assess risks in a timely, realistic manner, and take appropriate measures to control risks effectively. The Company is working with its outside consultant to devise an effective risk assessment system and our Chief Financial Officer Junyan Tong is responsible for overseeing such measures.

●
As of the quarter ended June 30, 2013, we are working to strengthen efforts to establish an effective communication system with clear procedures that will enable us to collect, process and deliver information related to internal controls in a timely fashion.  Due to our limited staff, our Chief Financial Officer, Ms. Tong, will initially be primarily responsible for collecting and delivering such information among the different levels of Company management.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2013.

 Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.   OTHER INFORMATION.

Not applicable.

ITEM 6.   EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonimy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

BODISEN BIOTECH, INC.

Dated: September 11, 2013	/s/ Lin Wang
Lin Wang
Chief Executive Officer and President
(principal executive officer)

Dated: September 11, 2013	/s/ Junyan Tong
Junyan Tong
Chief Financial Officer
(principal financial officer and accounting officer )